Form 10-Q
period 1999-03-31
INTERDENT INC
filed 1999-05-17
CIK 1072765

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

COMMISSION FILE NUMBER:  000-25549

                                 INTERDENT, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    95-4710504
------------------------------------      --------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


             222 NO. SEPULVEDA BLVD., SUITE 740, EL SEGUNDO, CA 90245
--------------------------------------------------------------------------------
                     (Address of principal executive offices)


Issuer's telephone number  (310) 765-2400


                                  NO CHANGE
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes         No   X
                                                               -----      -----

As of May 7, 1999, 20,925,268 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No   X
                                                                -----      -----

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

--------------------------------------------------------------------------------------------------
                                                                        MARCH 31,     DECEMBER 31,
                             ASSETS                                       1999            1998
                                                                        ---------     ------------
Current assets:
     Cash and cash equivalents                                          $   7,790      $   8,244
     Accounts receivable, net                                              11,502         10,616
     Management fee receivables                                             5,287          4,536
     Current portion of notes and advances receivable from
       professional associations, net                                       1,145          1,157
     Supplies inventory                                                     2,969          2,887
     Prepaid and other current assets                                       3,513          3,164
                                                                         --------       --------
               Total current assets                                        32,206         30,604
                                                                         --------       --------

Property and equipment, net                                                22,700         21,379
Intangible assets, net                                                    114,129        105,111
Notes and advances receivable from professional
 associations, net of current portion                                       5,554          4,062
Other assets                                                                3,235          3,978
                                                                         --------       --------
               Total assets                                              $177,824       $165,134
                                                                         --------       --------
                                                                         --------       --------

    LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $  4,339       $  4,223
     Accrued payroll and payroll related costs                              6,589          4,862
     Other current liabilities                                             13,691         10,809
     Current portion of long-term debt and capital lease obligations        3,045          4,001
                                                                         --------       --------
               Total current liabilities                                   27,664         23,895
                                                                         --------       --------

Long-term liabilities:
     Obligations under capital leases, net of current portion               1,100          1,243
     Long-term debt, net of current portion                                45,463         35,854
     Convertible senior subordinated debt                                  30,000         30,000
     Deferred income taxes                                                  2,928          2,914
     Other long-term liabilities                                              142            136
                                                                         --------       --------
               Total long-term liabilities                                 79,633         70,147
                                                                         --------       --------
               Total liabilities                                          107,297         94,042
                                                                         --------       --------
Redeemable common stock, no par
 value, 180,712 shares issued and outstanding                               2,106          2,102
                                                                         --------       --------

Shareholders' equity:
     Preferred stock, 30,000,000 shares authorized:
       Preferred stock - Series A, no par value, 100 shares
        authorized and outstanding                                              1              1
       Convertible Preferred stock - Series B, no par
          value, 70,000 shares authorized, zero shares issued
          and outstanding                                                       -              -
       Preferred stock - Series C, no par value, zero and 100 shares authorized and outstanding in 1999 and 1998,
        respectively                                                            -              1
       Convertible Preferred stock - Series D, no par
          value, 2,000,000 shares authorized, 1,628,663 shares
           issued and outstanding                                          12,089         12,089
      Common stock, no par value, 50,000,000 shares
         authorized, 20,659,628 and 20,584,416 shares issued
         and outstanding in 1999 and 1998, respectively                    32,740         32,551
     Additional paid-in capital                                            28,549         28,598
     Shareholder notes receivable                                            (601)          (596)
     Accumulated deficit                                                   (4,357)        (3,654)
                                                                         --------       --------
               Total shareholders' equity                                  68,421         68,990
                                                                         --------       --------
                                                                         --------       --------
               Total liabilities, redeemable common stock
                 and shareholders' equity                                $177,824       $165,134
                                                                         --------       --------
                                                                         --------       --------

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share amounts)

----------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED MARCH 31,
                                                                            1999            1998
                                                                           -------         -------
Dental practice net patient service revenue                                $40,397         $17,859
Net management fees                                                         10,716           5,296
Licensing and other fees                                                       265             121
                                                                           -------         -------

               Net revenues                                                 51,378          23,276

Cost and expenses:
     Clinical salaries and benefits and provider costs                      19,651           8,824
     Practice nonclinical salaries and benefits                              6,992           3,505
     Dental supplies and lab expenses                                        6,415           3,048
     Practice occupancy expenses                                             3,123           1,608
     Practice selling, general and administrative expenses                   5,782           2,606
     Corporate selling, general and administrative expenses                  2,796           1,797
     Corporate restructure and merger costs                                  3,681               -
     Depreciation and amortization                                           2,117             827
                                                                           -------         -------

               Operating income                                                821           1,061
                                                                           -------         -------
Nonoperating income (expense):

     Interest expense, net                                                  (1,351)           (195)
     Other income (expense), net                                                22             (18)
                                                                           -------         -------

                 Nonoperating expense, net                                  (1,329)           (213)
                                                                           -------         -------

               Income (loss) before income taxes                              (508)            848

Income taxes                                                                   191             322
                                                                           -------         -------

               Net income (loss)                                              (699)            526

Accretion of redeemable common stock                                            (4)             (7)
                                                                           -------         -------

               Net income (loss) attributable to common stock             $   (703)       $    519
                                                                           -------         -------
                                                                           -------         -------

Income (loss) per share attributable to common stock - basic and diluted  $  (0.03)       $   0.03
                                                                           -------         -------
                                                                           -------         -------

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

--------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                1999            1998
                                                                            -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                         $   (699)     $    526
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                             2,117           827
        Loss on investment in joint venture                                           -             4
        Non-employee stock options granted and stock issued
         for fees and compensation                                                   16            14
        Interest accrued on shareholder notes receivables                            (5)           (4)
        Amortization of deferred financing costs                                     65             3
        Deferred income taxes                                                        13           (90)
     Changes in assets and liabilities, net of the effect of acquisitions:
        Accounts receivable, net                                                   (500)          190
        Management fee receivables from professional associations                  (237)       (1,448)
        Supplies inventory                                                            5          (154)
        Prepaid expenses and other current assets                                  (211)         (575)
        Other assets                                                                 49          (228)
        Accounts payable                                                           (432)         (508)
        Accrued payroll and payroll related costs                                 1,727          (459)
        Other liabilities                                                           567            18
                                                                               --------      --------

                     Net cash provided by (used in)  operating activities         2,475        (1,884)
                                                                               --------      --------

Cash flows from investing activities:
     Purchase of property and equipment                                          (1,368)       (2,363)
     Net payments received (advances) on notes
      receivable from professional associations                                      26          (428)
     Advances to professional associations                                       (1,711)         (188)
     Cash paid for acquisitions, including direct
       costs, net of cash acquired                                               (7,206)      (15,791)
                                                                               --------      --------

                     Net cash used in investing activities                      (10,259)      (18,770)
                                                                               --------      --------

Cash flows from financing activities:
     Net proceeds from credit facilities                                          8,828        11,469
     Payments on long-term debt and obligations under capital leases             (1,554)         (210)
     Payments of deferred financing costs                                             -           (13)
     Proceeds from issuance of common and preferred stock                            56            27
     Exercise of stock options                                                        -            25
                                                                               --------      --------

                      Net cash provided by financing activities                   7,330        11,298
                                                                               --------      --------

                      Decrease in cash and cash equivalents                        (454)       (9,356)

Cash and cash equivalents, beginning of period                                    8,244        20,670
                                                                               --------      --------

Cash and cash equivalents, end of period                                       $  7,790      $ 11,314
                                                                               --------      --------
                                                                               --------      --------

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                                 March 31, 1999

              Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share and share amounts)

(1)  ORGANIZATION

InterDent, Inc. ("InterDent" or the "Company"), incorporated on October 13, 1998, is a Delaware corporation headquartered in El Segundo, California. InterDent is one of the largest providers of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Including affiliations completed through May 1, 1999, InterDent provides management services to professional dental associations at 180 dental offices with 540 dentists, including 130 specialists, and 1,538 operatories in selected markets in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Nevada, Oregon, Pennsylvania, and Washington.

As part of a delivery network of multi-specialty dental care, the Company provides management services to affiliated PAs under long-term management service agreements. Under the terms of the management service agreements, the Company bills and collects patient receivables and provides all administrative support services to the PAs. The dentists employed through the Company's network of PAs provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliations with dental practices existing in the area and/or selectively developing new offices.

(2)  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On March 12, 1999, Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc., a newly formed corporation. The combination is being accounted for using the pooling-of-interests method of accounting and reflects the combined financial position and operating results of GDSC and DCA for all periods presented. The consolidated financial statements include the accounts of InterDent, Inc. and its subsidiaries and certain PAs, as discussed below. All significant intercompany transactions and accounts have been eliminated.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Corporate practice of medicine laws in the states in which InterDent currently operates generally prohibit it from owning dental practices. In response to these laws, the Company has executed management services agreements ("MSAs") with various PAs. Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of those PAs. As of March 31, 1999 there are 101 clinical locations included within the condensed consolidated statements of operations, including the net patient revenues and related expenses of the PAs.

In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the condensed consolidated statements of operations include only the Company's net management fee revenue generated from those MSAs and the Company's expenses associated with those MSAs, representing 78 clinical locations as of March 31, 1999.

INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998 included in the 1998 Form 10-K of Gentle Dental Service Corporation and the 1998 Form 10-K of Dental Care Alliance, Inc. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the entire year.

NET REVENUES

Revenues consist primarily of PA net patient service revenue and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged under MSAs to the unconsolidated PAs on an agreed-upon percentage of the PAs net patient service revenue, net of provisions for contractual adjustments and doubtful accounts.

ACCOUNTS RECEIVABLE

Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs and are recorded net of contractual adjustments and allowance for doubtful accounts. Contractual allowances, included as a reduction of net revenues, represent an estimate of the difference between the amount billed by the Company and the amount which the patient, third party payor, or others are contractually obligated to pay the Company. A provision for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. Accounts receivable is reported net of allowances of $7,403 and $6,855 at March 31, 1999 and 1998, respectively.

RECEIVABLE FROM PAS

Management fee receivable represents amounts owed to the Company from unconsolidated PAs related to revenue recorded in accordance with their MSAs and is recorded based upon the net realizable value of patient accounts receivables of the PAs. The Company reviews the collectibility of the patient account receivables of the PAs and adjusts its management fee receivable accordingly.

Advances consist primarily of receivables due in connection with working capital advances made to certain unconsolidated PAs. Such advances bear interest at 8.5%, adjusted for any changes in the Company's borrowing rate, and are due upon demand. Note receivables relate to the financing of medical and non-medical capital additions made by certain unconsolidated PAs. The notes, which are personally guaranteed by the PA owners, bear interest at rates ranging between 8.5% and 18.5%. The collectibility of receivables from PAs is reviewed based upon cash flow of the PAs and, where appropriate, the fair market value of collateral assets. Advance and note amounts to be collected within the next year are classified as current assets in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for additions and improvements are capitalized. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation for property and equipment is recorded using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of their estimated useful life or related lease period.

INTANGIBLE ASSETS

Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles relate primarily to non-competition covenants, management services agreements, and goodwill associated with dental practice acquisition asset and stock purchase transactions. Intangibles relating to management service agreements consist of the costs of purchasing the rights to provide management support services to PAs over the initial non-cancelable terms of the related agreements. Under these agreements, the PAs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company which is the exclusive administrator of all non-dental aspects of the acquired PAs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements, which are generally for 25 to 40 year terms, are non-cancelable except for performance defaults, as defined. Intangible assets are amortized on the straight-line method, ranging from 5 years for other intangible assets to 25 years for MSAs and goodwill.

LONG-LIVED ASSETS

The Company reviews its asset balances for impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future non-discounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to a fair value as determined from expected future discounted cash flows. No write-down of assets was recorded for the three months ended March 31, 1999 and 1998.

USE OF ESTIMATES

In preparing the financial statements conforming to Generally Accepted Accounting Principals ("GAAP"), we have made estimates and assumptions that affect the following:

     - Reported amounts of assets and liabilities at the date of the financial statements;
     - Disclosure of contingent assets and liabilities at the date of the financial statements; and
     - Reported amounts of revenues and expenses during the period.

Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

InterDent utilizes Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method. Dilutive potential common shares comprised of convertible preferred stock, convertible subordinated debt, contingent shares, and the exercise of certain options, warrants, and put rights have been excluded from the computation of diluted loss per share for the three months ended March 31,1999, as their effect is anti-dilutive. Such excluded issuable shares were 5,312,307 for the three months ended March 31, 1999. The following table summarizes the computation of earnings per share:

                                                                                 1999              1998
                                                                              -----------       -----------
         Net income (loss) attributable to common stock                       $      (703)      $       519
                                                                              -----------       -----------
                                                                              -----------       -----------

         Basic Shares Reconciliation:
           Weighted average common shares outstanding                          20,821,369        19,407,695
           Contingently issuable common shares                                     79,788            57,564
           Contingently repurchasable common shares                              (564,525)         (286,395)
                                                                              -----------       -----------
                   Basic shares                                                20,336,632        19,178,864
                                                                              -----------       -----------
                                                                              -----------       -----------
          Income (loss) per share attributable to common stock - basic        $      (.03)      $      0.03
                                                                              -----------       -----------
                                                                              -----------       -----------
         Diluted Shares Reconciliation:
           Basic shares                                                        20,336,632        19,178,864
           Effects of dilutive potential common shares:
              Warrants                                                                  -           222,092
              Stock options                                                             -           315,963
              Put rights                                                                -            53,489
                                                                              -----------       -----------
                   Diluted shares                                              20,336,632        19,770,408
                                                                              -----------       -----------
                                                                              -----------       -----------
          Income (loss) per share attributable to common stock - diluted      $      (.03)      $      0.03
                                                                              -----------       -----------
                                                                              -----------       -----------


COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The adoption of SFAS 130 did not have an effect on the Company's financial position or results of operations as the Company does not have components of comprehensive income.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employee's and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to account for stock-based compensation under APB 25.

SEGMENT REPORTING

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of and Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as each of the affiliated dental practices are considered to have similar economic characteristics, as defined in the pronouncement, and are therefore aggregated.

(3) BUSINESS COMBINATIONS AND DENTAL PRACTICE ACQUISITIONS

BUSINESS COMBINATIONS

On March 12, 1999 GDSC and DCA completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc. In the mergers, each share of GDSC's 9,178,602 total shares of outstanding common stock, including earn-out shares that were earned but not yet issued, automatically converted into one share of common stock of InterDent. Each 10 shares of GDSC's 100 outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of GDSC's 100 outstanding shares of Preferred Stock - Series A and 1,628,663 outstanding shares of Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of preferred stock had with respect to GDSC. Each share of DCA's 7,031,187 total shares of outstanding common stock was exchanged for 1.67 shares of InterDent stock. Upon consummation of the mergers, GDSC and DCA stockholders represent a 43.5% and 56.5%, respective ownership of InterDent, excluding common share equivalents. Including the impact of potential dilutive common shares outstanding, upon consummation of the mergers, GDSC and DCA stockholder ownership was approximately 53.5% and 46.5%, respectively.

The mergers have been accounted for using the pooling-of-interests method of accounting. Accordingly, the historical financial statements for the periods prior to the completion of the combination have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform the lives in computing depreciation of equipment. The individual results of operations of GDSC and DCA for 1999 through February 28, 1999, representing the latest available financial statements of the individual corporations prior to the mergers, are as follows:

                                                GDSC          DCA
                                               -------      ------
PA net patient service revenue                 $26,048      $    -
Management, consulting, and licensing fees         532       6,441
Net income                                       1,129         595

As a result of the mergers the Company recorded direct merger expenses of $2,165 during the three months ended March 31, 1999, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. Also, the Company recorded a restructuring charge of $1,516 relating to the Company's restructuring plan, including charges for employee related costs, the redirection of certain duplicative operations and programs, and other costs. Total restructure costs paid during the three months ended March 31, 1999 was $1,078. Included in other current liabilities is $3,755 in accrued merger and restructure costs, of which $1,980 relates to accrued restructure costs.

DENTAL PRACTICE AFFILIATIONS

During the three months ended March 31, 1999, the Company acquired substantially all of the assets of thirteen dental office locations, including cash, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the three months ended March 31, 1999, representing the fair value of the assets acquired in the above affiliations and earn-out consideration accrued or paid for transactions completed in current and prior periods was $11,507. Approximately $10,237 of the purchase price has been allocated to intangible assets. The total purchase consideration included $7,206 in cash, $2,469 in liabilities incurred and assumed, and $1,832 aggregate value of payments accrued and shares reserved under earn-out agreements.

In connection with the completion of certain affiliation transactions, the Company has agreed to pay to the selling parties possible future consideration in the form of cash and InterDent common stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues earn-out payments with respect to practice acquisitions when such amounts are probable and reasonably estimable. As of March 31, 1999, the Company has accrued $5,200 for future earn-out payments, of which $944 is included in additional paid-in capital for anticipated stock to be issued while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20,000 and $30,000 from March 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $800 to $1,200 annually.

The above asset purchases in 1999 have been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired representing the estimated future value of the management services agreements are being amortized over the lesser of the term of the related management service agreements or 25 years using the straight-line method. The results of operations for these practices have been included in the consolidated financial statements of the Company since the dates of their affiliation.

(4) DEBT

The Company currently has two credit facilities providing for a maximum borrowing of $60,000. One credit facility for $45,000 has a revolving feature that expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. The $15,000 credit facility includes a revolving note that expires in May 1999. The financial institution has provided notice of its intention to renew the facility for one additional year under similar terms. Accordingly, all amounts due under the credit facilities are included in the long-term portion of debt. The Company is negotiating to expand its $45,000 credit facility to $90,000, see note 6 for further discussion.

The credit facilities require the Company to pay an unused commitment and contain several covenants including restrictions on the ability of the Company to incur indebtedness, prohibits dividends without prior approval, and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facilities require the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the credit facilities and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

The Company has issued $30,000 of subordinated convertible notes ("Notes"). The Notes have an eight-year term and bear interest at 7.0%. See note 5 for discussion on the conversion of the Notes.

(5) SHAREHOLDERS' EQUITY

In June 1998, the Company completed a $45,000 private placement, consisting of $30,000 of subordinated convertible notes and $15,000 of preferred stock. The subordinated notes have eight-year terms and are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock, if any, shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The presently authorized series of preferred stock include the following series:

-  Series A - 100 shares authorized, issued and outstanding
-  Series B - 70,000 shares authorized, zero issued or outstanding
-  Series C - 100 shares authorized, zero shares issued or outstanding
- Series D - 2,000,000 shares authorized, 1,628,663 shares are issued and outstanding.

The shares of Series B preferred stock are convertible into shares of common stock at the rate of 108.58 shares of common stock for each share of Series B preferred stock (assuming there are no declared but unpaid dividends on the Series B preferred stock), and the shares of Series D preferred stock are convertible into shares of common stock on a share for share basis (assuming there are no declared but unpaid dividends on the Series D preferred stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Series A preferred stock and Series C preferred stock are not convertible.

(6)   SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company completed the acquisition of 2 PAs, representing three clinical office locations. The purchase price for these affiliations totaled $1,275. The total purchase price included cash paid of $747 and liabilities issued or assumed of $528, plus contingent payments to be made based on future performance. These affiliations were accounted for using the purchase method of accounting.

In May the Company signed a letter of intent to expand its current $45,000 credit facility to $90,000. If consummated, the increase in the credit facility will be utilized to pay down all existing obligations under the $15,000 credit facility currently outstanding. The bank in which the $15,000 credit facility exists is expected to participate in the syndication of the $90,000 credit facility expansion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

InterDent, Inc ("InterDent" or the "Company") is one of the largest providers of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Including the affiliations completed through May 1, 1999, InterDent provides management and licensing services to dental practices at 180 dental offices with 540 dentists, including 130 specialists, and 1,538 operatories in selected markets in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Nevada, Oregon, Pennsylvania and Washington.

The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The dentists affiliated through the Company's network of PAs provide comprehensive general dentistry services and offer specialty dental services, which include orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. The Company's strategic objective is to maintain and expand its leadership position in the dental practice management industry. To achieve this objective, the Company seeks to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks. The key elements of the Company's strategy are as follows:

-  Provide convenient, comprehensive dental care
-  Focus on quality of patient care
-  Establish a comprehensive dental care network
-  Achieve operational efficiencies and enhance revenue
-  Integrate and leverage management information systems
-  Expand patient volume through proactive marketing
-  Capitalize on managed care expertise

As part of a delivery network of multi-specialty dental care, the Company provides management and licensing services to affiliated PAs under long-term management service agreements (collectively referred to as "MSAs"). Under the terms of the MSAs, the Company bills and collects patient receivables and provides all administrative and management support services to the PAs. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, and related support personnel. Licensing services include marketing, advertising, and purchasing.

As compensation for services provided under the MSAs, the Company receives management fees from the PAs. Depending upon the individual MSA provisions, the management fee is calculated based upon one of two methods. Under one method the management fee is equal to reimbursement of expenses incurred in the performance of its obligations under the MSAs, plus an additional fee equal to a percentage of the net revenues of the PAs. Under the other method, the management fee is simply a set percentage of the net revenues of the PAs, as defined.

The MSAs have initial terms ranging from 25-40 years with automatic extensions thereafter, unless either party gives notice before the end of the term. The MSAs are not subject to early termination by the PAs unless the Company is the subject of bankruptcy proceedings or the Company materially breaches the MSAs and does not cure the breach following notice. Certain MSAs have additional termination events, including the refusal to comply with the decisions of the joint operating committee, failure to pay the management fee, and a material change in applicable federal or state law.

RESULTS OF OPERATIONS

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of those PAs. In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the statements of operations include only the Company's net management fee revenue generated from those MSAs and the Company's expenses incurred in the performance of its obligations under those MSAs. The following discussion highlights changes in historical revenues and expense levels for the three months ended March 31, 1999 and 1998 as reported in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 1999 STATEMENT OF OPERATIONS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 101 current clinical locations where the consolidation requirements of EITF 97-2 have been met, as discussed above. Revenues increased to $40.4 million for the three months ended March 31, 1999 from $17.9 million for the three months ended March 31, 1998, an increase of 126%. The Company is pursuing an aggressive expansion strategy through additional PA affiliations. As a result, the majority of this growth is due to seventeen affiliations completed during the year ended December 31, 1998 and three months ended March 31, 1999, representing fifty-nine current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force's consolidation requirements.

The Company was also effectively able to increase total dental practice net patient service revenue at existing facilities. The Company worked with affiliated PAs to recruit additional dentists to meet additional demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the level of patients finishing their treatment programs with the use of internally developed propriety software. For those locations affiliated as of January 1, 1998 where the MSAs meet the criteria for consolidation, same-store dental practice net patient revenue for the three months ended March 31, 1999 increased 11.7% when compared to revenues for the three months ended March 31,1998.

NET MANAGEMENT FEES. Net management fees consist of revenues earned by the Company in the performance of its obligations under MSAs at 78 current unconsolidated PA clinical locations. Net management fees increased to $10.7 million for the three months ended March 31, 1999 from $5.3 million for the three months ended March 31, 1998, or an increase of $5.4 million and over 100%. The Company is pursuing an aggressive expansion strategy through additional PA affiliations. As a result, the majority of this growth is related to the affiliation of 32 clinical locations during 1998 and 1999.

LICENSING AND OTHER FEES. The Company earns certain fees from unconsolidated PAs for various licensing and consulting services. Licensing and other fees increased 120% from $121,000 for the three months ended March 31, 1998, to $265,000 for the three months ended March 31, 1999. The increase is entirely attributed to the addition of 32 unconsolidated clinical locations.

CLINICAL SALARIES AND BENEFITS AND PROVIDER COSTS. Clinical salaries and benefits and provider costs include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants, and dental assistants for the unconsolidated PAs. Clinical salaries and benefits and provider costs increased 122% to $19.7 million for the three months ended March 31, 1999 from $8.8 million for the three months ended March 31, 1998. This growth in total expense is primarily due to seventeen affiliations completed during the year ended December 31, 1998 and three months ended March 31, 1999, representing fifty-nine current clinical locations. These affiliations have management services agreements that meet the EITF 97-2 consolidation requirements. The remaining growth is due to increased services at existing clinical locations.

Practice clinical salaries and benefits and provider costs are directly related to the level of net patient revenues generated by the PAs. From a management perspective, these costs are analyzed and reviewed in comparison to patient revenues. These costs are continually monitored against current and expected production levels and adjustments to staffing schedules are proactively performed as necessary. For consolidated PAs, clinical salaries and benefits and provider costs as a percentage of dental practice net patient revenue for the three months ended March 31, 1999 and 1998 were 45.8% and 46.0%, respectively. The decrease in these costs as a percentage of revenues is attributed to existing facilities experiencing increased productivity.

PRACTICE NONCLINICAL SALARIES AND BENEFITS. Practice nonclinical salaries and benefits costs include all staff compensation and related payroll costs at all dental facilities other than dentists, hygienists, and dental assistants. These costs increased 99.4% to $7.0 million for the three months ended March 31, 1999 from $3.5 million for the three months ended March 31, 1998. This increase was primarily due to affiliations completed during 1998 and 1999.

DENTAL SUPPLIES AND LAB EXPENSES. Dental supplies and lab costs increased 110% to $6.4 million for three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998. This increase was entirely due to the addition of supply costs as a result of affiliations completed during 1998 and 1999 which was partially offset by a reduction of these costs at existing practices as a result of the Company negotiating and implementing a new vender supply agreement. As of the first quarter of 1999, the majority of our clinical locations have implemented the new pricing program. We expect to roll-out the program to the remaining locations during the second quarter of 1999, and to completed affiliations upon consummation.

PRACTICE OCCUPANCY EXPENSES. Practice occupancy expenses represents facility rent, property taxes, utilities, janitorial services, and repairs and maintenance. These costs increased 94.2% to $3.1 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. This increase was primarily due to affiliations completed during 1998 and 1999.

PRACTICE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Practice selling, general and administrative expenses include general office, advertising, professional (excluding dentistry), office supplies, bank processing fees, local taxes, insurance, bad debt expense, and other miscellaneous costs at the dental facilities. Practice selling, general and administrative expenses increased 122% to $5.8 million for the three months ended March 31, 1999 from $2.6 million for the three months ended March 31, 1998. This increase was primarily due to affiliations completed during 1998 and 1999.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office, investor relations, general and director & officer insurance, corporate office supplies, and other miscellaneous costs at the corporate facilities. Overall these costs increased 55.5% to $2.7 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998. The rise in total costs is the result of the Company increasing corporate staffing levels in the marketing, human resource, finance, and operations departments to accommodate the additional affiliations completed.

In addition to these expenses incurred during the three months ended March 31, 1999, the Company recorded $3.7 million in expenses associated with the combination of Gentle Dental Service Corporation and Dental Care Alliance, Inc., each of which became a wholly-owned subsidiary of the Company. The combination has been accounted for as a pooling-of-interests. Approximately $2.8 million of expense relate to merger costs which consists of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing costs, and other costs. The remaining $928K relates to the Company's restructuring plan, including charges for employee severance and retention related costs, and the redirection of certain duplicative operations and programs, and other costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1999 and 1998 was $2.1 million and $830,000, respectively. This increase was due to additional property and equipment purchases and the amortization of additional intangible costs assigned to management services agreements and goodwill associated with affiliations completed in 1998 and 1999.

INTEREST EXPENSE. Interest expense increased to $1.4 million for the three months ended March 31, 1999 from $195,000 for the three months ended March 31, 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and private placement to complete certain dental practice affiliations.

PROVISION FOR INCOME TAXES. The Company recognized a tax expense on its loss before income taxes for the three months ended March 31, 1999 and income from operations for the three months ended March 31,1998. For the three months ended March 31, 1999, the tax expense is the result of certain merger expenses which are not deductible for income tax purposes, and the uncertainty of realization of deferred tax assets generated by the net operating loss in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, cash and cash equivalents were $7.8 million, representing a $454K decrease in cash and cash equivalents available at December 31, 1998. Working capital at March 31, 1999 of $4.5 million represents a decrease of $2.2 million from working capital of $6.7 million at December 31, 1998. This decrease in working capital is primarily attributed to acquisition earn-out accruals of approximately $1.3 million and an increase in the merger and restructure accrual of $1.4 million. Additionally, the Company used cash to pay down borrowings under its credit facilities.

Net cash provided by operations was $2.5 million for the three months ended March 31, 1999 compared to cash used in operations of $1.9 million for the three months ended March 31, 1998. Excluding merger and restructure costs, net cash provided by operations was $4.7 million for the three months ended March 31, 1999 compared to cash used in operations of $2.3 million for the three months ended March 31, 1998. The increase of net cash provided by operations during the three months ended March 31, 1999 is attributed to improvements in the Company's results of operations. Excluding merger and restructure costs, net income for the three months ended March 31, 1999 and 1998 was $2.9 million and $526K, respectively.

Net cash used in investing activities was $10.3 million and $18.8 million for the three months ended March 31, 1999 and 1998, respectively. Included in the investing activities is cash paid for PA affiliations of $7.2 million and $15.8 million, respectively, for the three months ended March 31,1999 and 1998. Affiliations were primarily funded through borrowing under the Company's existing credit facilities. As a result, cash provided from financing activities was $7.3 million and $11.3 million for the three months ended March 31, 1999 and 1998, respectively. The use of cash for affiliation activities is expected to continue as the Company is pursuing an aggressive expansion strategy.

During the three months ended March 31, 1999, the Company acquired substantially all of the assets of thirteen dental office locations, including cash, accounts receivable, supplies and fixed assets. The affiliations have been accounted for using the purchase method of accounting. The aggregate dental practice acquisition purchase price recorded during the three months ended March 31, 1999, representing the fair value of the assets acquired, including intangible assets was $11.5 million. Approximately $10.2 million of the purchase price has been allocated to intangible assets. The total purchase consideration included $7.2 million in cash and $2.5 million in liabilities incurred and assumed, and $1.8 million in accrued earn-out from transactions completed in current and prior periods.

In connection with the completion of certain affiliation transactions, the Company has agreed to pay to the selling parties' possible future consideration in the form of cash and InterDent common stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to practice acquisitions when such amounts are probable and reasonably estimable. As of March 31, 1999, the Company has accrued $5.2 million for future earn-out payments, of which $944K is included in additional paid-in capital for anticipated stock to be issued while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20 and $30 million from January 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $.8 million to $1.2 million annually.

The Company previously has made loans to various unconsolidated PAs in connection with the PAs acquisition of assets of dental practices and has made working capital advances to certain unconsolidated PAs for their operations. The loans, which are evidenced by interest bearing notes that are payable upon demand, are being paid in accordance with their terms. The PA owners personally guarantee both the loans and advances.

The Company has two credit facilities providing a maximum credit line of $60 million. The $45 million credit facility has a revolving feature expiring on March 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at the Company's option at varying margins over LIBOR (2.25%-3.0%) or the prime rate (0.5%-1.25%), at the Company's option, based on the level of

InterDent's leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount of ranging from 0.375% to 0.750% per annum (depending on amounts of unused available credit). This fee is based on the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding.

The Company also has a $15 million credit facility ("Revolving Note"). The Revolving Note bears interest at 1.75% over the Eurodollar rate and is payable monthly. The Revolving Note is subject to a fee for the unused portion of the credit line of 0.25%. The Revolving Note expires in May 1999 and the financial institution has provided notice of its intention to renew the facility for one additional year.

The credit facilities contain several covenants including restrictions on the ability of the Company to incur indebtedness and repurchase, or make dividends with respect to, its capital stock; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facilities require the Company to notify certain lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding $12 million or when cash consideration exceeds $7.5 million. The obligations of the Company under the credit facilities and the subsidiaries under the guarantees are secured by a security interest in certain equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

In May the Company signed a letter of intent to expand its current $45 million credit facility to $90 million. If consummated, the increase in the credit facility will be utilized to pay down all existing obligations under the $15 million credit facility currently outstanding. The bank in which the $15 million credit facility exists is anticipated to participate in the syndication of the $90 million credit facility expansion.

In June 1998, the Company completed a $45 million private placement, consisting of $30 million of subordinated notes and $15 million of preferred stock. The subordinated convertible notes have eight-year terms and are convertible into shares of common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The presently authorized series of preferred stock include the following series:

-  Series A - 100 shares authorized, issued and outstanding
-  Series B - 70,000 shares authorized, zero issued or outstanding
-  Series C - 100 shares authorized, zero shares issued or outstanding
- Series D - 2,000,000 shares authorized, 1,628,663 shares are issued and outstanding

The shares of Series B preferred stock are convertible into shares of common stock at the rate of 108.58 shares of common stock for each share of Series B preferred stock (assuming there are no declared but unpaid dividends on the Series B preferred stock), and the shares of Series D preferred stock are convertible into shares of common stock on a share for share basis (assuming there are no declared but unpaid dividends on the Series D preferred stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Series A preferred stock and Series C preferred stock are not convertible.

We believe that proceeds from our existing credit facility and cash flow from operations will be sufficient to fund our operations for the next fiscal year. We also believe that such funds will be sufficient to complete a number of other future dental practice affiliations and any possible future consideration to be paid. However, to execute our long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to affiliate new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available or will be available on terms acceptable to InterDent.

A total of 254,901 and 339,246 outstanding shares of InterDent common stock issued at a price of $0.45 and $0.225 per share, respectively are subject to repurchase as a result of a subsidiary's failure to achieve certain specified performance targets through December 31,1998. It is anticipated that these shares will be repurchased in the future.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or earlier. The Year 2000 issue affects us in that the dental practice management business is dependent on computer applications, such as management information systems and financial and accounting systems.

In order to address the Year 2000 issues facing InterDent, our management initiated a program to prepare our computer systems and applications for the Year 2000. As the primary focus of our Year 2000 plans, we have converted affiliated PAs to target systems identified and believed to be Year 2000 compliant. We have divided our Year 2000 plan into five phases, and chart our progress in each of the phases, expressed as an approximate percentage of completion of that phase:

                                                              APPROXIMATE
     PHASE                                               PERCENTAGE COMPLETED
      Awareness .................................................100%
      Assessment ................................................100%
      Renovation .................................................60%
      Validation .................................................80%
      Implementation .............................................50%

We have substantially completed the validation of mission critical systems and the computer-related interactive vendor systems and expect to complete all validation by June 1999. In addition, we expect to complete all phases of our Year 2000 plan by September 30, 1999.

We expect to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1 million and will be incurred by the end of fiscal year 1999.

As part of our Year 2000 plan, we are undertaking infrastructure and facilities enhancements and performing tests necessary to ensure that the Company is adequately prepared for the Year 2000. We are also communicating with vendors and third-party payors to ensure that they are taking appropriate steps to address their Year 2000 issues. We are also preparing contingency plans to minimize potential harm to the Company in the event that any or all of the third parties with which we conduct business with is unable to attain Year 2000 compliance. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that certain systems and/or applications fails by or at the Year 2000, that we will be able to engage in our core business functions in spite of such failure. The most likely worst case Year 2000 scenario would be that we experience significant delays in billing and collecting professional fees due to our affiliated PAs. This delay would directly impact our cash flow and could have a material adverse effect on our business, financial condition or results of operations.

We believe that the established Year 2000 plan and other steps being taken are adequate to ensure that we will not be materially affected by the Year 2000 problem. However, there can be no assurance that the Year 2000 plan and related remedial and contingency plans will fully protect us from the risks associated with the Year 2000 problem. The analysis of, and preparation for, the Year 2000 and related problems necessarily relies on a variety of assumptions about future events. There can be no assurance that management has accurately predicted such future events or that the remedial and contingency plans for the Company will adequately address such future events. In the event that our business, vendor, or patients are disrupted as a result of the Year 2000 problem such disruption could have a material adverse effect on the Company.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE DEPENDENCE ON MANAGEMENT AGREEMENTS, THE PAs AND AFFILIATED DENTISTS, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. OTHER RISK FACTORS ARE LISTED IN THE COMPANY'S REGISTRATION STATEMENT NO. 333-66475 AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

No disclosure required.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 12, 1999 Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers of the two corporations in which each entity became a wholly-owned subsidiary of InterDent, Inc. In the mergers, each share of GDSC's 9,178,602 total shares of outstanding common stock, including earn-out shares that were earned but not yet issued, automatically converted into one share of common stock of InterDent. Each 10 shares of GDSC's 100 outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of GDSC's 100 outstanding shares of Preferred Stock - Series A and 1,628,663 outstanding shares of Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of preferred stock had with respect to GDSC. Each share of DCA's 7,031,187 total shares of outstanding common stock was exchanged for 1.67 shares of InterDent common stock.

Additional information regarding the rights, preferences, and privileges of the InterDent preferred stock issued in the mergers are incorporated herein by reference to pages 102 through 106 of InterDent's Amendment No. 4 to Registration Statement on Form S-4 Registration No. 333-66475, filed on February 9, 1999. The preferred stock of the InterDent was issued in the mergers pursuant to an exemption from registration under 4(2) of the Securities Act of 1933, as amended.

InterDent common stock is traded on the Nasdaq National Market under the trading symbol "DENT."

The payment of dividends is within the discretion of InterDent's Board of Directors; however, the Company intends to retain earnings from operations for use in the operation and expansion of its business and does not expect to pay cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations. In addition, the Company's senior lender currently prohibits the payment of cash dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

2.1 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999. Incorporated by reference to Exhibit 2.2 of
         InterDent's Amendment No. 3 to Registration Statement on Form S- 4
         Registration No. 333-66475, filed on February 9, 1999.

2.2 Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999. Incorporated by reference to Exhibit 2.3 of
         InterDent's Amendment No. 4 to Registration Statement on Form S- 4
         Registration No. 333-66475, filed on February 9, 1999.

3.1      Restated Articles of Incorporation. Incorporated by reference to
         Exhibit 3.1 of Gentle Dental's Amendment No. 1 to Registration
         Statement on Form S-1, Registration No. 333-13529, filed on December 5,
         1996.

3.2      Articles of Amendment of Gentle Dental's Restated Articles of
         Incorporation. Incorporated by reference to Exhibit 3.2 of Gentle
         Dental's Report on Form 8-K, filed on August 14, 1998.

3.3      Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of Gentle
         Dental's Amendment No. 1 to Registration Statement on Form S-1,
         Registration No. 333-13529, filed on December 5, 1996.

4.1      Restated Articles of Incorporation (filed as Exhibit 3.1).

4.2      Articles of Amendment of Gentle Dental's Restated Articles of
         Incorporation (filed as Exhibit 3.2).

4.3      Bylaws, as amended (filed as Exhibit 3.2).



10.1 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999 (filed as Exhibit 2.1).

10.2 Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999 (filed as Exhibit 2.2).

27.1     Financial Data Schedule.

99.1     Pages 102 through 106 Incorporated by reference from of InterDent's
         Amendment No. 4 to Registration Statement on Form S-4 Registration
         No. 333-66475, filed on February 9, 1999.

(b)      Reports on Form 8-K.

On January 14, 1999, Gentle Dental Service Corporation, a wholly-owned subsidiary of InterDent, filed an Amendment No. 1 to Current Report on Form 8-K/A to report under Item 2 the acquisition of all of the stock of Capital Dental Care, Inc. and substantially all of the assets of Dental Maintenance of Oregon, P.C.

On March 12, 1999, Gentle Dental Service Corporation and Dental Care Alliance, Inc., each a wholly-owned subsidiary of InterDent, each filed a Current Report on Form 8-K to report under Item 5 the release of its respective fourth quarter and year ended 1998 financial numbers, and further to report the release by InterDent of a Supplemental Pooled Statement of Operation for each of the quarters and year ended 1998, which includes the combined operations of Gentle Dental Service Corporation and Dental Care Alliance, Inc., accounted for as a pooling-of-interest, for those periods.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    INTERDENT, INC.
                                       -----------------------------------------
                                                      (Registrant)


Date:  May 14, 1999                    By: /s/ Norman R. Huffaker
                                          --------------------------------------
                                                   Norman R. Huffaker
                                                   Chief Financial Officer