Form 10-Q
period 1999-06-30
INTERDENT INC
filed 1999-08-13
CIK 1072765

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           JUNE 30, 1999
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

COMMISSION FILE NUMBER:     000-25549
                        --------------------------------------------------------

                                INTERDENT, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                 95-4710504
   --------------------------------       ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

           222 NO. SEPULVEDA BLVD., SUITE 740, EL SEGUNDO, CA 90245-4340
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (310) 765-2400
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                    NO CHANGE
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     No  X
                 ---     ---

As of August 1, 1999, 20,933,445 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 INTERDENT, INC.
                                                AND SUBSIDIARIES
                                      Condensed Consolidated Balance Sheets
                                 (Unaudited, in thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------------
                                                                                             JUNE 30,     DECEMBER 31,
                                         ASSETS                                                1999          1998
                                                                                           ------------   ------------
Current assets:
    Cash and cash equivalents                                                              $    2,728     $    8,244
    Accounts receivable, net                                                                   13,286         10,616
    Management fee receivables                                                                  5,533          4,536
    Current portion of notes and advances receivable from professional associations, net        1,182          1,157
    Supplies inventory                                                                          3,213          2,887
    Prepaid and other current assets                                                            3,650          3,164
                                                                                           ------------   -----------
           Total current assets                                                                29,592         30,604
                                                                                           ------------   -----------
Property and equipment, net                                                                    25,277         21,379
Intangible assets, net                                                                        123,726        105,111
Notes and advances receivable from professional associations, net of current portion            8,429          4,062
Other assets                                                                                    3,423          3,978
                                                                                           ------------   -----------
           Total assets                                                                    $  190,447     $  165,134
                                                                                           ============   ===========
              LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $    3,275     $    4,223
    Accrued payroll and payroll related costs                                                   8,704          4,862
    Other current liabilities                                                                  12,691         10,809
    Current portion of long-term debt and capital lease obligations                             3,672          4,001
                                                                                           ------------   -----------
           Total current liabilities                                                           28,342         23,895
                                                                                           ------------   -----------
Long-term liabilities:
    Obligations under capital leases, net of current portion                                      850          1,243
    Long-term debt, net of current portion                                                     55,014         35,854
    Convertible senior subordinated debt                                                       30,000         30,000
    Deferred income taxes                                                                       2,947          2,914
    Other long-term liabilities                                                                   145            136
                                                                                           ------------   -----------
           Total long-term liabilities                                                         88,956         70,147
                                                                                           ------------   -----------
           Total liabilities                                                                  117,298         94,042
                                                                                           ------------   -----------
Redeemable common stock, no par value, 180,712 shares issued and outstanding                    2,109          2,102
                                                                                           ------------   -----------
Shareholders' equity:
    Preferred stock, 30,000,000 shares authorized:
       Preferred stock - Series A, no par value, 100 shares authorized and
      outstanding                                                                                   1              1
       Convertible Preferred stock - Series B, no par value, 70,000 shares authorized,
         zero shares issued and outstanding                                                         -              -
       Preferred stock - Series C, no par value, 100 shares authorized, zero shares
      issued and outstanding                                                                        -              -
       Convertible Preferred stock - Series D, no par value, 2,000,000 shares
      authorized, 1,628,663 shares issued and outstanding                                      12,089         12,089
    Common stock, no par value, 50,000,000 shares authorized, 20,752,252 and 20,584,416
      shares issued and outstanding in 1999 and 1998, respectively                                 21             21
     Additional paid-in capital                                                                61,760         61,129
    Shareholder notes receivable                                                                 (606)          (596)
    Accumulated deficit                                                                        (2,225)        (3,654)
                                                                                           ------------   -----------
           Total shareholders' equity                                                          71,040         68,990
                                                                                           ------------   -----------
           Total liabilities, redeemable common stock and shareholders' equity             $  190,447     $  165,134
                                                                                           ============   ===========

See accompanying notes to condensed consolidated financial statements.

                                               INTERDENT, INC.
                                              AND SUBSIDIARIES

                               Condensed Consolidated Statements of Operations

                             (Unaudited, in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                    1999         1998         1999         1998
                                                                 ----------   ----------   ----------   ----------
Dental practice net patient service revenue                      $   44,019   $   20,644   $   84,416   $   38,503
Net management fees                                                  10,785        7,442       21,501       12,738
Licensing and other fees                                                259          173          524          294
                                                                 -----------   ----------   ----------   ----------
           Net revenues                                              55,063       28,259      106,441       51,535
Cost and expenses:
    Clinical salaries and benefits                                   21,188       10,501       40,839       19,325
    Practice nonclinical salaries and benefits                        7,481        4,269       14,473        7,774
    Dental supplies and lab expenses                                  6,870        3,643       13,285        6,691
    Practice occupancy expenses                                       3,189        1,932        6,312        3,540
    Practice selling, general and administrative expenses             5,633        2,844       11,415        5,450
    Corporate selling, general and administrative expenses            2,999        1,989        5,795        3,786
    Corporate restructure and merger costs                            1,348           -         5,029           -
    Depreciation and amortization                                     2,232        1,101        4,349        1,928
                                                                 -----------   ----------   ----------   ----------
           Operating income                                           4,123        1,980        4,944        3,041
                                                                 -----------   ----------   ----------   ----------
Nonoperating income (expense):
    Interest expense, net                                            (1,409)        (458)      (2,760)        (653)
    Other income (expense), net                                         (30)          11           (8)          (7)
                                                                  -----------   ----------   ----------   ----------
           Nonoperating expense, net                                 (1,439)        (447)      (2,768)        (660)
                                                                  -----------   ----------   ----------   ----------
           Income before income taxes                                 2,684        1,533        2,176        2,381
Provision for income taxes                                              549          593          740          915
                                                                  -----------   ----------   ----------   ----------
           Net income                                                 2,135          940        1,436        1,466

Accretion of redeemable common stock                                     (3)          (5)          (7)         (12)
                                                                  -----------   ----------   ----------   ----------
           Net income attributable to common stock                $   2,132     $    935   $    1,429   $    1,454
                                                                  ===========   ==========   ==========   ==========
Income per share attributable to common stock - basic             $    0.10     $   0.05   $     0.07   $     0.07
                                                                  ===========   ==========   ==========   ==========
Income per share attributable to common stock - diluted           $    0.09     $   0.04   $     0.06   $     0.07
                                                                  ===========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                                                INTERDENT, INC.
                                               AND SUBSIDIARIES

                                 Condensed Consolidated Statements of Cash Flows

                                            (Unaudited, in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                                 1999           1998
                                                                                             -----------    -----------
Cash flows from operating activities:
    Net income                                                                               $    1,436     $    1,466
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                               4,349          1,928
      Loss on investment in joint venture                                                             -              4
      Non-employee stock options granted and stock issued for fees and compensation                  28             32
      Interest accrued on shareholder notes receivables                                             (10)            (9)
      Amortization of deferred financing costs                                                      134              3
      Deferred income taxes                                                                          33            (20)
    Changes in assets and liabilities, net of the effect of acquisitions:
        Accounts receivable, net                                                                 (1,129)         1,114
        Management fee receivables from professional associations                                  (484)        (2,472)
        Supplies inventory                                                                            3              -
        Prepaid expenses and other current assets                                                  (207)          (973)
        Other assets                                                                                (38)          (245)
        Accounts payable                                                                         (1,217)        (1,157)
        Accrued payroll and payroll related costs                                                 2,836            442
        Accrued merger and restructure                                                              (82)        (1,003)
        Other liabilities                                                                          (885)          (748)
                                                                                             ------------   ------------
                Net cash provided by (used in)  operating activities                              4,767         (1,638)
                                                                                             ------------   ------------
Cash flows from investing activities:
    Purchase of property and equipment                                                           (3,804)        (3,537)
    Net payments received (advances) on notes receivable from professional associations            (509)          (396)
    Advances to professional associations                                                        (3,948)          (878)
    Cash paid for acquisitions, including direct costs, net of cash acquired                    (17,981)       (23,380)
                                                                                             ------------   ------------
                Net cash used in investing activities                                           (26,242)       (28,191)
                                                                                             ------------   ------------
Cash flows from financing activities:
    Net proceeds from credit facilities                                                          18,745         11,000
    Proceeds from issuance of long term debt                                                          -         31,216
    Payments on long-term debt and obligations under capital leases                              (2,627)       (21,616)
    Payments of deferred financing costs                                                           (217)           (13)
    Proceeds from issuance of common and preferred stock                                             56         13,825
    Exercise of stock options                                                                         2             23
                                                                                             ------------   ------------
                Net cash provided by financing activities                                        15,959         34,435
                                                                                             ------------   ------------
                Increase (decrease) in cash and cash equivalents                                 (5,516)         4,606

Cash and cash equivalents, beginning of period                                                    8,244         20,670
                                                                                             ------------   ------------
Cash and cash equivalents, end of period                                                     $    2,728     $   25,276
                                                                                             ============   ============
Cash paid for interest                                                                       $    3,128     $    1,099
                                                                                             ============   ============

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements

            (Unaudited, in thousands, except per share and share amounts)


(1)  ORGANIZATION

InterDent, Inc. ("InterDent" or the "Company"), incorporated on October 13, 1998, is a Delaware corporation headquartered in El Segundo, California. InterDent is one of the largest providers of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Including affiliations completed through August 5, 1999, InterDent provides management services to professional dental associations at 204 dental offices with 603 dentists, including 139 specialists, and 1,744 operatories in selected markets in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Nevada, Oregon, Pennsylvania, and Washington.

As part of a delivery network of multi-specialty dental care, the Company provides management services to affiliated PAs under long-term management service agreements. Under the terms of the management service agreements, the Company bills and collects patient receivables and provides all administrative support services to the PAs. The dentists employed through the Company's network of PAs provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliations with dental practices existing in the area and selectively developing new offices.

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

Corporate practice of medicine laws in the states in which InterDent currently operates generally prohibit it from owning dental practices. In response to these laws, the Company has executed management services agreements ("MSAs") with various PAs. Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of those PAs. As of June 30, 1999 there are 112 clinical locations included within the condensed consolidated statements of operations, including the net patient revenues and related expenses of the PAs.

In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these PAs, and include only the Company's net management fee revenue generated from those MSAs and the Company's corresponding expenses associated with fulfilling its obligations under those MSAs. There are 79 clinical locations accounted for in this manner within the condensed consolidated statements of operations as of June 30, 1999.

INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998 included in Form 8-K/A filed on May 28, 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the entire year.

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

Advances consist primarily of receivables due in connection with working capital advances made to certain unconsolidated PAs. Such advances bear interest at 8.5%, adjusted for any changes in the Company's borrowing rate, and are due upon demand. Note receivables relate to the financing of medical and non-medical capital additions made by certain unconsolidated PAs. The notes, which are personally guaranteed by the PA owners, bear interest at rates ranging between 8.5% and 18.5%. The collectibility of receivables from PAs is reviewed based upon cash flow of the PAs and, where appropriate, the fair market value of collateral assets. Advance and note amounts to be collected within the next year are classified as current assets in the accompanying condensed consolidated balance sheets and are recorded net of provision for allowance.

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

NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method. Dilutive potential common shares comprised of convertible subordinated debt have been excluded from the computation of diluted income per share for the three and six months ended June 30, 1999 and 1998, as their effect is anti-dilutive. Such excluded issuable shares were 3,257,328. The following table summarizes the computation of income per share:

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                            1999            1998             1999            1998
                                                       -------------   -------------    -------------   -------------
Net income attributable to common stock                $      2,132    $        935     $      1,429    $      1,454
                                                       =============   =============    =============   =============
Basic Shares Reconciliation:
  Weighted average common shares outstanding             20,924,400      19,499,396       20,912,843      19,453,799
  Contingently issuable common shares                          -            140,714             -            131,120
  Contingently repurchasable common shares                 (566,422)            -           (565,504)           -
                                                       -------------   -------------    -------------   -------------
       Basic shares                                      20,357,978      19,640,110       20,347,339      19,584,919
                                                       =============   =============    =============   =============
 Income per share attributable to common stock -
  basic                                                $       0.10    $       0.05     $       0.07    $       0.07
                                                       =============   =============    =============   =============
Diluted Shares Reconciliation:
  Basic shares                                           20,357,978      19,640,110       20,347,339      19,584,919
  Effects of dilutive potential common shares:
    Convertible preferred stock                           1,628,665         810,753        1,628,665         407,616
    Warrants                                                 90,591         263,624          136,684         240,249
    Stock options                                           227,770         491,090          195,760         397,705
    Put rights                                               90,121          44,015           95,775          48,117
     Contingent shares, non-issuable                        110,165            -              98,380            -
                                                       -------------   -------------    -------------   -------------
       Diluted shares                                    22,505,290      21,249,592       22,502,603      20,678,606
                                                       =============   =============    =============   =============
 Income per share attributable to common stock -
  diluted                                              $       0.09    $       0.04     $       0.06    $       0.07
                                                       =============   =============    =============   =============

(3)      NET REVENUE

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

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees (in thousands):

                                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                            1999            1998             1999            1998
                                                       -------------   -------------    -------------   -------------

Dental practice net patient service revenue-all PAs    $     59,929    $     31,468     $    116,001    $     57,078
LESS:
Dental practice net patient service revenue-
unconsolidated PAs                                          (15,910)        (10,824)         (31,585)        (18,575)
                                                       -------------   -------------    -------------   -------------
Reported practice net patient service revenue          $     44,019    $     20,644     $     84,416    $     38,503
                                                       -------------   -------------    -------------   -------------
Dental practice net patient service revenue-
unconsolidated PAs                                     $     15,910    $     10,824     $     31,585    $     18,575



LESS:
Amounts retained by dentists                                 (5,125)         (3,383)         (10,084)         (5,837)
                                                       -------------   -------------    -------------   -------------
Net management fees                                    $     10,785    $      7,441     $     21,501    $     12,738
                                                       =============   =============    =============   =============


(4)   BUSINESS COMBINATIONS AND DENTAL PRACTICE ACQUISITIONS

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

                                                         GDSC           DCA
                                                     ------------   -----------
      PA net patient service revenue                 $   26,048     $       -
      Management, consulting, and licensing fees            532         6,441
      Net income                                          1,129           595

As a result of the mergers the Company recorded direct merger expenses of $3,333 during the six months ended June 30, 1999, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. Also, the Company recorded a restructuring charge of $1,696 relating to the Company's restructuring plan, including charges for employee related costs, redirection of certain duplicative operations and programs, and other costs. Total restructure costs paid during the six months ended June 30, 1999 were $1,471. Included in accounts payable and other current liabilities at June 30, 1999 is $3,060 in accrued merger and restructure costs, of which $1,412 relates to accrued restructure costs. At December 31, 1998 these liabilities were $3,142.

DENTAL PRACTICE AFFILIATIONS

During the six months ended June 30, 1999, the Company acquired substantially all of the assets of 27 dental office locations, including cash, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the six months ended June 30, 1999, representing the fair value of the assets acquired in the above affiliations and earn-out consideration accrued or paid for transactions completed in current and prior periods was $25,108. Approximately $20,959 of the purchase price has been allocated to intangible assets. The total purchase consideration included $15,399 in cash, $5,106 in liabilities incurred and assumed, and $4,603 aggregate value of payments accrued and shares reserved under earn-out agreements.

In connection with the completion of certain affiliation transactions, the Company has agreed to pay to the selling parties possible future consideration in the form of cash and InterDent common stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues earn-out payments with respect to practice acquisitions when such amounts are probable and reasonably estimable. During the six months ended June 30, 1999 the Company paid $2,582 in additional earn-out consideration.

As of June 30, 1999, the Company has accrued $5,179 for future earn-out payments, of which $764 is included in additional paid-in capital for anticipated stock to be issued while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20,000 and $30,000 from June 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $800 to $1,200 annually.

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

(5)  DEBT

Through June 15, 1999, the Company had two credit facilities providing for a maximum borrowing of $60,000. Effective June 15, 1999, the Company amended and restated one of the existing agreements, increasing the revolving credit commitment from $45,000 to $70,000, with the syndication of banks led by Chase Manhattan Bank. Proceeds from the amended credit agreement were used to pay-down the outstanding $15,000 credit facility which has been terminated. The amended and restated credit agreement has a revolving feature that expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. All amounts due under the credit facility are included in the long-term portion of debt. The financial institution in which the $15,000 credit facility was terminated has elected to participate in the syndication of the $70,000 facility amendment. Subsequent to June 30, 1999, the Company extended its credit facility to $90,000, see note 8.

The credit facility requires the Company to pay unused commitment fees and contains several covenants including restrictions on the ability of the Company to incur indebtedness, prohibitions on dividends without prior approval, and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify the lenders prior to making any acquisitions and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the credit facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventories, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

The Company has issued $30,000 of subordinated convertible notes ("Notes"). The Notes have an eight-year term and bear interest at 7.0%. See note 6 for discussion on the conversion of the Notes.

(6)  SHAREHOLDERS' EQUITY

The Company has completed a $45,000 private placement, consisting of $30,000 of subordinated convertible notes and $15,000 of preferred stock. The subordinated notes have eight-year terms and are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock, if any, shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Company is authorized to issue 30,000,000 shares of preferred stock. Presently authorized series of preferred stock include the following series:

-  Series A - 100 shares authorized, issued and outstanding

-  Series B - 70,000 shares authorized, zero issued or outstanding

-  Series C - 100 shares authorized, zero shares issued or outstanding

- Series D - 2,000,000 shares authorized, 1,628,663 shares issued and outstanding.

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

(7)   CONTINGENCIES

The Company has been named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. Following an orthodontic examination, the plaintiff was referred by the orthodontist to an ear, nose and throat specialist who then removed plaintiffs tonsils. Several days after the operation, plaintiff suffered complications resulting in permanent physical damage. The plaintiff has alleged damages of in excess of $10,000 due to the alleged negligence on the part of the orthodontist and has alleged that the orthodontist acted as an employee of the Company. The Company denies these allegations and believes that the case is without merit and is defending the case vigorously. The Company does not believe the outcome of this case will have a material impact on the Company's financial position or results of operations.


(8)   SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company completed the acquisition of 5 PAs, representing thirteen clinical office locations. The purchase price for these affiliations totaled $13,405. The total purchase price included cash paid of $9,108 and liabilities issued or assumed of $4,297, plus contingent payments to be made based on future performance. These affiliations were accounted for using the purchase method of accounting. Funds for the acquisitions were provided under borrowings on the credit facility.

The Company completed an expansion of its expansion credit facility to $90,000 with a syndication of banks led by Chase Manhattan Bank. The expansion is an amendment to the agreement outstanding at June 30, 1999 and is subject to the same constraints and covenants as the $70,000 revolving credit facility discussed in note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

InterDent, Inc ("InterDent" or the "Company") is one of the largest providers of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Including the affiliations completed through August 5, 1999, InterDent provides management and licensing services to dental practices at 204 dental offices with 603 dentists, including 139 specialists, and 1,744 operatories in selected markets in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Nevada, Oregon, Pennsylvania, and Washington.

The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The dentists affiliated through the Company's network of PAs provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics. The Company's strategic objective is to maintain and expand its leadership position in the dental practice management industry. To achieve this objective, the Company seeks to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks. The key elements of the Company's strategy are as follows:

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

As compensation for services provided under the MSAs, the Company receives management fees from the PAs. Depending upon the individual MSA provisions, the management fee is calculated based upon one of two methods. Under one method the management fee is equal to reimbursement of expenses incurred in the performance of its obligations under the MSAs, plus an additional fee equal to a percentage of the net revenues of the PAs. Under the other method, the management fee is a set percentage of the net revenues of the PAs, as defined.

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

Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient revenues and related expenses of those PAs. In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the condensed consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the condensed statements of operations include only the Company's net management fee revenue generated from those MSAs and the Company's expenses incurred in the performance of its obligations under those MSAs. The following discussion highlights changes in historical revenues and expense levels for the three and six months ended June 30, 1999 and 1998 as reported in the accompanying condensed consolidated financial statements.

1999 STATEMENT OF OPERATIONS COMPARED TO 1998

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 112 current clinical locations through June 30, 1999 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue increased to $44.0 million for the second quarter of 1999 compared to $20.6 million for the second quarter of 1998, representing a 113% increase of $23.4 million. Revenues also increased to $84.4 million for the first six months of 1999 compared to the first six months of 1998 of $38.5 million, representing a 119% increase of $45.9 million.

The Company is pursuing an aggressive expansion strategy through additional PA affiliations. As a result, the majority of this revenue growth is due to 18 affiliations completed during 1998 and the first six months of 1999, representing 70 current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force's consolidation requirements.

The Company was also effectively able to increase total dental practice net patient service revenue at existing facilities. The Company worked with affiliated PAs to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed propriety software. For those locations affiliated as of March 31, 1998 where the MSAs meet the criteria for consolidation, same-store dental practice net patient revenue for the second quarter 1999 increased by over 10% when compared to revenues for the second quarter of 1998. For those locations affiliated as of January 1, 1998 where the MSAs meet the criteria for consolidation, same-store dental practice net patient revenue for the first six months of 1999 also increased by over 10% when compared to revenues for the first six months of 1998.

NET MANAGEMENT FEES. Net management fees consist of revenues earned by the Company in the performance of its obligations under MSAs at 79 current unconsolidated PA clinical locations. Net management fees increased to $10.8 million for the second quarter of 1999 compared to $7.4 million for the second quarter of 1998, representing a 44.9% increase of $3.4 million. Revenues also increased to $21.5 million for the first six months of 1999 compared to the first six months of 1998 of $12.7 million, representing a 68.8% increase of $8.8 million. The Company is pursuing an aggressive expansion strategy through additional PA affiliations. As a result, the majority of this growth is related to the affiliation of 48 clinical locations during 1998 and 1999.

LICENSING AND OTHER FEES. The Company earns certain fees from unconsolidated PAs for various licensing and consulting services. The increase is entirely attributed to the addition of 46 unconsolidated clinical locations during 1998 and 1999.

PRACTICE FACILITY OPERATING EXPENSES. Practice facility operating expenses ("operating expenses") represents the direct costs associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

- CLINICAL SALARIES AND BENEFITS AND PROVIDER COSTS include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants, and dental assistants for the unconsolidated PAs.

- PRACTICE NONCLINICAL SALARIES AND BENEFITS COSTS include all staff compensation and related payroll costs at all dental facilities other than dentists, hygienists, and dental assistants.

- DENTAL SUPPLIES AND LAB COSTS include all direct supply costs in the performance of patient treatment programs.

- PRACTICE OCCUPANCY EXPENSES include facility leases, property taxes, utilities, janitorial services, and repairs and maintenance.

- PRACTICE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES include general office, advertising, professional services (excluding dentistry), office supplies, bank processing fees, local taxes, insurance, bad debt expense, and other miscellaneous costs at the dental facilities and regional centers.

Operating expenses have increased significantly during the second quarter and first six months of 1999 when compared to the same periods in 1998. Second quarter operating expenses increased to $44.4 million for the second quarter of 1999 compared to $23.2 million for the second quarter of 1998, representing a 91.3% increase of $21.2 million. These expenses also increased to $86.3 million for the first six months of 1999 compared to the first six months of 1998 of $42.8 million, an increase of 102% or $43.5 million. The majority of the increase in operating expenses is due to the 37 affiliations (representing 118 current clinical locations) completed during 1998 and first six months of 1999, as a result of the Company's aggressive expansion strategy. Of the total clinical locations affiliated in 1998 through June 30, 1999, 18 of the 37 affiliations have management services agreements that meet the Emerging Issues Task Force's consolidation requirements.

During the second quarter and first six months of 1999, most categories of operating expenses varied slightly as a percentage of net revenues when compared to the second quarter and first six months of 1998 and were anticipated due to the effect of practice affiliations. During 1999 the Company has shown significant improvements in the reduction of total operating expenses. As a percentage of net revenues, operating expenses for the second quarter of 1999 were 80.6% compared to 82.1% for the second quarter of 1998 and 81.1% for the first six months of 1999 compared to 83.1% for the first six months of 1998. The overall reduction in operating expenses is a result of the successful implementation of the Company's operating model at existing facilities and the proven strong operational and financial track records of current affiliated practices. As a result, the overall practice facility operating margin for the second quarter of 1999 was 19.4% compared to 17.9% for the second quarter of 1998 and 18.9% for the first six months of 1999 compared to 16.9% for the first six months of 1998.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses ("Corporate G&A expense") include: corporate salaries, general office costs, investor relations expense, legal and audit, general and director & officer insurance, corporate office supplies, and other miscellaneous costs at the corporate facilities. Corporate G&A expense was $3.0 million for the second quarter of 1999 compared to $2.0 million for the second quarter of 1998, an increase of 50.7%. These expenses also increased to $5.8 million for the first six months of 1999 compared to $3.8 million for the first six months of 1998, an increase of 53.0%.

The rise in total costs is the result of the Company increasing corporate staffing levels in the marketing, human resource, finance, and operations departments to accommodate the additional affiliations completed. Additionally, resources have been added to respond to the increasing affiliated dental practice needs for information systems implementation, clinical management and mentoring programs, and to appropriately develop the support infrastructure of the Company. At the same time, management seeks to maximize the effectiveness of corporate infrastructure costs. As a result, Corporate G&A expense as a percentage of net revenues has steadily declined. Corporate G&A expense for the second quarter of 1999 was 5.4% of net revenues as compared to 7.0% for the second quarter of 1998. G&A expense for the first six months of, 1999 was 5.4% of net revenues as compared to 7.3% for the first six months of 1998.

CORPORATE RESTRUCTURE AND MERGER COSTS. The Company recorded merger and restructure related expenses associated with the combination of Gentle Dental Service Corporation and Dental Care Alliance, Inc., each of which became a wholly-owned subsidiary of the Company in March 1999. The combination has been accounted for as a pooling-of-interests. As a result of the combination, the Company recorded expense of $1.3 million during the second quarter of 1999 and $5.0 million of expense for the first six months of 1999. Approximately $3.3 million of the total expense relates to merger costs consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing costs, and other costs. The remaining $1.7 million relates to the Company's restructuring plan, including charges for employee related costs and the redirection of certain duplicative operations and systems costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the second quarter of 1999 and first six months of 1999 increased in excess of 100% over the respective periods in 1998. This increase is primarily due to the additional property and equipment depreciation and amortization of intangible costs assigned to management services agreements and goodwill associated with affiliations completed in 1998 and 1999. It is anticipated that future acquisitions will result in additional depreciation and amortization throughout the year.

INTEREST EXPENSE. Interest expense was $1.4 million for the second quarter of 1999 compared to $.5 million for the second quarter of 1998. These expenses also increased to $2.8 million for the first six months of 1999 compared to $653 thousand for the first six months of 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and private placement to complete the rapid expansion of additional dental practice affiliations throughout 1998 and 1999 (See note 4 of Notes to the Condensed Consolidated Financial Statements). It is anticipated that future acquisitions will require additional borrowings under the existing credit facility. Accordingly, management anticipates that interest expense will increase throughout the year.

PROVISION FOR INCOME TAXES. The current expected tax rate is lower than the statutory rate as certain merger related expenses are not deductible for income tax purposes, which are offset by the carry forward of net operating losses from Company subsidiaries and affiliates. The Company expects to fully utilize the net operating loss carryforwards in 1999. For the six months ended June 30, 1999 the Company has recorded an expected annual effective tax rate of approximately 34% as compared to the effective rate of 38% recorded during the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, cash and cash equivalents were $2.7 million, representing a $5.5 million decrease in cash and cash equivalents available at December 31, 1998. This decline is due to the amendment to the credit facility, which allowed us to consolidate cash balances between subsidiaries and pay down the credit facility balances. Working capital at June 30, 1999 of $1.3 million represents a decrease from working capital of $6.7 million at December 31, 1998. This decrease in working capital is primarily attributable to acquisition earn-out and merger & restructure payables and accruals of approximately $3.1 million (excluding amounts paid during 1999), payment of earn-out consideration, and utilization of cash to pay down borrowings under the company's credit facility.

Net cash provided by operations (which includes merger and restructure expenses) amounted to $4.7 million for the six months ended June 30, 1999 compared to a use of cash of $1.6 million for the six months ended June 30, 1998. The increase of net cash provided by operations during the six months ended June 30, 1999 is attributed to improvements in the Company's results of operations and increases in accrued payroll and payroll related costs. Excluding merger and restructure costs, operating income for the six months ended June 30, 1999 and 1998 was $10.0 million and $3.0 million, respectively. As a result, excluding merger and restructure costs, net cash provided by operations amounted to $6.9 million for the six months ended June 30, 1999 compared to cash used of $.6 million for the six months ended June 30, 1998.

Net cash used in investing activities was $26.2 million for the six months ended June 30, 1999. Included in the investing activities is cash paid for PA affiliations of $18.0 million and $3.8 million paid for property and equipment. These uses of cash were primarily funded through borrowing under the Company's existing credit facility. As a result, cash provided from the credit facility amounted to $18.7 million for the six months ended June 30, 1999.

During the six months ended June 30, 1999, the Company acquired substantially all of the assets of 27 office locations, including cash, accounts receivable, supplies and fixed assets. The affiliations have been accounted for using the purchase method of accounting. The aggregate dental practice acquisition purchase price recorded during the six months ended June 30, 1999, representing the fair value of the assets acquired, including intangible assets was $25.1 million. Approximately

$21.0 million of the purchase price has been allocated to intangible assets. The total purchase consideration included $15.4 million in cash, $5.1 million in liabilities incurred and assumed, and $4.6 million in accrued earn-out from transactions completed in current and prior periods.

In connection with the completion of certain affiliation transactions, the Company has agreed to pay to the selling parties' possible future consideration in the form of cash and InterDent common stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to practice acquisitions when such amounts are probable and reasonably estimable. During the six months ended June 30, 1999, the Company paid $2.6 million in additional earn-out consideration.

As of June 30, 1999, the Company has accrued $5.2 million for future earn-out payments, of which $.8 million is included in additional paid-in capital for anticipated stock to be issued while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20 and $30 million from January 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $.8 million to $1.2 million annually.

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

The Company currently has a credit facility providing a maximum credit line of $90 million. The credit facility has a revolving feature expiring on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at the Company's option at varying margins over LIBOR (2.25%-3.0%) or the prime rate (0.5%-1.25%), at the Company's option, based on the level of InterDent's leverage ratio. The credit facility requires the Company to pay an unused commitment fee (depending on amounts of unused available credit). This fee is based on the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding.

The credit facility contains several covenants including restrictions on the ability of the Company to incur indebtedness; repurchase, or make dividends with respect to, its capital stock; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify certain lenders prior to making any acquisitions and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding a certain amount of cash and purchase price. The obligations of the Company under the credit facility and its subsidiaries under the guarantees are secured by a security interest in certain equipment, fixtures, inventories, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

The Company has $30 million of subordinated notes and $15 million of preferred stock. The subordinated convertible notes have eight-year terms and are convertible into shares of common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The Company is authorized to issue 30,000,000 shares of preferred stock. Presently authorized series of preferred stock include the following series:

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

                                                                 APPROXIMATE
         PHASE                                               PERCENTAGE COMPLETED
         Awareness .........................................        100%
         Assessment ........................................        100%
         Renovation ........................................         80%
         Validation ........................................         80%
         Implementation ....................................         75%

The Company expects to complete all phases of our Year 2000 plan by November
1999.

We expect to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1 million and will be incurred by the end of fiscal year 1999.

As part of our Year 2000 plan, we are undertaking infrastructure and facilities enhancements and performing tests necessary to ensure that the Company is adequately prepared for the Year 2000. We are also communicating with vendors and third-party payors to ensure that they are taking appropriate steps to address their Year 2000 issues. We are also preparing contingency plans to minimize potential harm to the Company in the event that any or all of the third parties with which we conduct business with is unable to attain Year 2000 compliance. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that certain systems and/or applications fail by or at the Year 2000, that we will be able to engage in our core business functions in spite of such failure. The most likely worst case Year 2000 scenario would be that we experience significant delays in billing and collecting professional fees due to our affiliated PAs. This delay would directly impact our cash flow and could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

No disclosure required.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. Following an orthodontic examination, the plaintiff was referred by the orthodontist to an ear, nose and throat specialist who then removed plaintiffs tonsils. Several days after the operation, plaintiff suffered complications resulting in permanent physical damage. The plaintiff has alleged damages of in excess of $10 million due to the alleged negligence on the part of the orthodontist and has alleged that the orthodontist acted as an employee of the Company. The Company denies these allegations and believes that the case is without merit and is defending the case vigorously. The Company does not believe the outcome of this case will have a material impact on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 12, 1999 Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers of the two corporations in which each entity became a wholly-owned subsidiary of InterDent, Inc. In the mergers, each share of GDSC's 9,178,602 total shares of outstanding common stock, including earn-out shares that were earned but not yet issued, automatically converted into one share of common stock of InterDent. Each 10 shares of GDSC's 100 outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of GDSC's 100 outstanding shares of Preferred Stock - Series A and 1,628,663 outstanding shares of Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of preferred stock had with respect to GDSC. Each share of DCA's 7,031,187 total shares of outstanding common stock was exchanged for 1.67 shares of InterDent common stock. Additional information regarding the rights, preferences, and privileges of the InterDent preferred stock issued in the mergers are incorporated herein by reference to pages 102 through 106 of InterDent's Amendment No. 4 to Registration Statement on Form S-4 Registration No. 333-66475, filed on February 9, 1999. The preferred stock of InterDent was issued in the mergers pursuant to an exemption from registration under 4(2) of the Securities Act of 1933, as amended. InterDent common stock is traded on the Nasdaq National Market under the trading symbol "DENT."

On March 31, 1999, the Company issued 44,000 shares of common stock on exercise of an employee stock option. The purchase price was paid by delivery of 33,000 shares of common stock. The option was exercised prior to the filing of S-8 Registration Statements covering shares issuable under the Company's stock option plans. The issuance of the shares was exempt from registration under
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On April 21, 1999, the Company issued 76,080 shares of common stock as additional consideration for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On June 28, 1999, the Company issued 3,708 shares of common stock as additional consideration for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1  Restated Certificate of Incorporation. Incorporated by reference to
Exhibit 3.1 of the Company's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998.

3.2 Bylaws, as amended. Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998.

4.1  Restated Certificate of Incorporation (filed as Exhibit 3.1).

4.2  Bylaws, as amended (filed as Exhibit 3.2).

10.1 Amended and Restated Credit Agreement, dated as of June 15, 1999 (the "Amended and Restated Credit Agreement"), by and among Gentle Dental Service Corporation, Dental Care Alliance, Inc. and Gentle Dental Management, Inc., as borrowers (the "Borrowers"), certain of the Company's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The Chase Manhattan Bank, as syndication agent (the "Syndication Agent").

10.2 Amendment Agreement No. 1 to the Amended and Restated Credit Agreement, dated as of July 30, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

10.3 Amendment Agreement No. 2 to the Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

10.4 Guaranty, dated as of March 12, 1999, by the Company in favor of the Administrative Agent.

10.5 Confirmation of Guaranty, dated as of June 15, 1999, by the Company in favor of the Administrative Agent.

27.1  Financial Data Schedule.

99.1  InterDent, Inc. 1999 Stock Incentive Plan.

99.2  InterDent, Inc. Employee Stock Purchase Plan of 1999.

99.3  InterDent, Inc. Dental Professional Stock Purchase Plan of 1999.

(b) Reports on Form 8-K.

On May 28, 1999, the Company filed an amendment to a Current Report on Form 8-K/A to provide consolidated financial statements in connection with the completed mergers with Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance Inc. ("DCA") wherein GDSC and DCA each became a wholly-owned subsidiary of the Company.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    INTERDENT, INC.
                                       -----------------------------------------
                                                     (Registrant)


Date:    August 13, 1999               By: /s/  Norman R. Huffaker
     ------------------------             -------------------------------------
                                              Norman R. Huffaker
                                              Chief Financial Officer