Form 10-Q
period 1999-09-30
INTERDENT INC
filed 1999-11-12
CIK 1072765

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

                       COMMISSION FILE NUMBER: 000-25549

                                 INTERDENT, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-4710504
            --------                                   ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

          222 NO. SEPULVEDA BLVD., SUITE 740, EL SEGUNDO, CA 90245-4340
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 765-2400
                                 --------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
                                    ---------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes /  /        No /X/


As of November 5, 1999, 21,106,184 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                             1999               1998
                                                                                           ---------         ---------
                            ASSETS
Current assets:
    Cash and cash equivalents ..........................................................     $     762      $   8,244
    Accounts receivable, net ...........................................................        16,852         10,616
    Management fee receivables .........................................................         6,085          4,536
    Current portion of notes and advances receivable from
      professional associations, net ...................................................         1,177          1,157
    Supplies inventory .................................................................         3,690          2,887
    Prepaid and other current assets ...................................................         4,374          3,164
                                                                                             ---------      ---------
           Total current assets ........................................................        32,940         30,604
                                                                                             ---------      ---------

Property and equipment, net ............................................................        28,010         21,379
Intangible assets, net .................................................................       140,495        105,111
Notes and advances receivable from professional associations, net of current portion ...        11,329          4,062
Other assets ...........................................................................         4,797          3,978
                                                                                             ---------      ---------
           Total assets ................................................................     $ 217,571      $ 165,134
                                                                                             =========      =========
              LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...................................................................     $   3,603      $   4,223
    Accrued payroll and payroll related costs ..........................................         8,351          4,862
    Other current liabilities ..........................................................        18,356         10,809
    Current portion of long-term debt and capital lease obligations ....................         4,508          4,001
                                                                                             ---------      ---------
           Total current liabilities ...................................................        34,818         23,895
                                                                                             ---------      ---------
Long-term liabilities:
    Obligations under capital leases, net of current portion ...........................         2,885          1,243
    Long-term debt, net of current portion .............................................        70,970         35,854
    Convertible senior subordinated debt ...............................................        30,000         30,000
    Deferred income taxes ..............................................................         2,955          2,914
    Other long-term liabilities ........................................................           244            136
                                                                                             ---------      ---------
           Total long-term liabilities .................................................       107,054         70,147
                                                                                             ---------      ---------
           Total liabilities ...........................................................       141,872         94,042
                                                                                             ---------      ---------
Redeemable common stock, no par value, 157,958 and 180,712 shares issued and outstanding
    in 1999 and 1998, respectively .....................................................         1,794          2,102
                                                                                             ---------      ---------
Shareholders' equity:
    Preferred stock, 30,000,000 shares authorized:
       Preferred stock - Series A, no par value, 100 shares authorized and
         outstanding ...................................................................             1              1
       Convertible Preferred stock - Series B, no par value, 70,000 shares authorized,
         zero shares issued and outstanding ............................................            --             --
       Preferred stock - Series C, no par value, 100 shares authorized, zero shares
         issued and outstanding ........................................................            --             --
       Convertible Preferred stock - Series D, no par value, 2,000,000 shares
         authorized, 1,628,663 shares issued and outstanding ...........................        12,089         12,089
    Common stock, no par value, 50,000,000 shares authorized, 20,937,920 and 20,584,416
      shares issued and outstanding in 1999 and 1998, respectively .....................            21             21
    Additional paid-in capital .........................................................        62,445         61,129
    Shareholder notes receivable .......................................................          (611)          (596)
    Accumulated deficit ................................................................           (40)        (3,654)
                                                                                             ---------      ---------
           Total shareholders' equity ..................................................        73,905         68,990
                                                                                             =========      =========
           Total liabilities, redeemable common stock and shareholders' equity .........     $ 217,571      $ 165,134
                                                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share amounts)


----------------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                  1999           1998           1999           1998
                                                               ----------     ---------      ---------      ---------
Dental practice net patient service revenue ..............     $  50,071      $  29,031      $ 134,487      $  67,534
Net management fees ......................................        10,297          8,332         31,798         21,069
Licensing and other fees .................................           228            171            752            466
                                                               ---------      ---------      ---------      ---------
           Net revenues ..................................        60,596         37,534        167,037         89,069
Cost and expenses:
    Clinical salaries and benefits .......................        23,523         14,162         64,362         33,487
    Practice non-clinical salaries and benefits ..........         8,271          5,371         22,744         13,145
    Dental supplies and lab expenses .....................         7,454          4,879         20,739         11,570
    Practice occupancy expenses ..........................         3,779          2,467         10,091          6,007
    Practice selling, general and administrative expenses          5,924          3,683         17,339          9,133
    Corporate selling, general and administrative expenses         2,735          2,387          8,530          6,173
    Corporate restructure and merger costs ...............         1,101             --          6,130             --
    Depreciation and amortization ........................         2,645          1,575          6,994          3,503
                                                               ---------      ---------      ---------      ---------
           Operating income ..............................         5,164          3,010         10,108          6,051
                                                               ---------      ---------      ---------      ---------
Non-operating income (expense):
    Interest expense, net ................................        (1,859)          (656)        (4,619)        (1,309)
    Other income (expense), net ..........................             9             (4)             1            (11)
                                                               ---------      ---------      ---------      ---------
                 Non-operating expense, net ..............        (1,850)          (660)        (4,618)        (1,320)
                                                               ---------      ---------      ---------      ---------
           Income before income taxes ....................         3,314          2,350          5,490          4,731
Provision for income taxes ...............................         1,127            699          1,867          1,614
                                                               ---------      ---------      ---------      ---------
           Net income ....................................         2,187          1,651          3,623          3,117
Accretion of redeemable common stock .....................            (2)            (3)            (9)           (15)
                                                               ---------      ---------      ---------      ---------
           Net income attributable to common stock .......     $   2,185      $   1,648      $   3,614      $   3,102
                                                               =========      =========      =========      =========
Income per share attributable to common stock - basic ....     $    0.11      $    0.08      $    0.18      $    0.16
                                                               =========      =========      =========      =========
Income per share attributable to common stock - diluted ..     $    0.10      $    0.07      $    0.16      $    0.15
                                                               =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1999          1998
                                                                                            --------      --------
Cash flows from operating activities:
    Net income ........................................................................     $  3,623      $  3,117
    Adjustments to reconcile net income to net cash provided by  operating activities:
      Depreciation and amortization ...................................................        6,994         3,503
      Loss on disposal of assets ......................................................           --             4
      Loss on investment in joint venture .............................................           --             4
      Non-employee stock options granted and stock issued for fees and compensation ...           41            45
      Interest accrued on shareholder notes receivables ...............................          (15)          (14)
      Amortization of deferred financing costs ........................................          231             7
      Deferred income taxes ...........................................................           41            90
    Changes in assets and liabilities, net of the effect of acquisitions:
      Accounts receivable, net ........................................................       (3,032)          364
      Management fee receivables from professional associations .......................       (1,035)       (3,075)
      Supplies inventory ..............................................................          (82)          (87)
      Prepaid expenses and other current assets .......................................         (678)       (1,230)
      Other assets ....................................................................         (316)         (748)
      Accounts payable ................................................................       (1,329)         (838)
      Accrued payroll and payroll related costs .......................................        2,603           702
      Accrued merger and restructure ..................................................         (140)       (1,199)
      Other liabilities ...............................................................        1,183           251
                                                                                            --------      --------
                Net cash provided by operating activities .............................        8,089           896
                                                                                            --------      --------
Cash flows from investing activities:
    Purchase of property and equipment ................................................       (5,830)       (5,378)
    Net payments received (advances) on notes receivable from
     professional associations ........................................................          179          (365)
    Advances to professional associations .............................................       (6,875)       (2,532)
    Cash paid for acquisitions, including direct costs, net of cash acquired ..........      (31,263)      (49,946)
    Investment in joint venture .......................................................       (1,122)           --
                                                                                            --------      --------
                Net cash used in investing activities .................................      (44,911)      (58,221)
                                                                                            --------      --------
Cash flows from financing activities:
    Net proceeds from credit facilities ...............................................       34,252         1,400
    Proceeds from issuance of long term debt ..........................................           --        32,299
    Payments on long-term debt and obligations under capital leases ...................       (3,938)         (929)
    Payments of deferred financing costs ..............................................         (664)         (368)
    Proceeds from issuance of common and preferred stock ..............................           56        13,749
    Payments to cancel warrants .......................................................          (55)           --
    Exercise of put rights ............................................................         (318)          (50)
    Exercise of stock options .........................................................            7            28
                                                                                            --------      --------
                Net cash provided by financing activities .............................       29,340        46,129
                                                                                            --------      --------
                Decrease in cash and cash equivalents .................................       (7,482)      (11,196)
Cash and cash equivalents, beginning of period ........................................        8,244        20,670
                                                                                            --------      --------
Cash and cash equivalents, end of period ..............................................     $    762      $  9,474
                                                                                            ========      ========
Cash paid for interest ................................................................     $  4,610      $  1,301
                                                                                            ========      ========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                           September 30, 1999 and 1998
              Notes to Condensed Consolidated Financial Statements
          (Unaudited, in thousands, except per share and share amounts)


(1)  ORGANIZATION

InterDent, Inc. ("InterDent" or the "Company"), is a Delaware corporation headquartered in El Segundo, California. InterDent is one of the largest providers of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Including affiliations completed through November 1, 1999, InterDent provides management services to professional dental associations at 209 dental offices with 625 dentists, including 141 specialists, and 1,787 operatories in selected markets in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Nevada, Oregon, Pennsylvania, and Washington.

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

(2)  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On March 12, 1999, Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc., a newly formed corporation. The combination has been accounted for using the pooling-of-interests method of accounting, therefore the consolidated financial statements reflect the combined financial position and operating results of GDSC and DCA for all periods presented. The consolidated financial statements include the accounts of InterDent, Inc. and its subsidiaries and certain PAs, as discussed below. All significant intercompany transactions and accounts have been eliminated.

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

Corporate practice of medicine laws in the states in which InterDent currently operates generally prohibit the Company from owning dental practices. In response to these laws, the Company has executed management services agreements ("MSAs") with various PAs. Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient revenues and related expenses of those PAs. As of September 30, 1999, there are 128 clinical locations included within the condensed consolidated statements of operations, including the related net patient revenues and related expenses of these PAs.

In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these PAs, and include only the Company's net management fee revenue generated from those MSAs and the Company's corresponding expenses associated with fulfilling its obligations under those MSAs. There are 78 clinical locations accounted for in this manner within the condensed consolidated statements of operations as of September 30, 1999.

INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998 included in Form 8-K/A filed on May 28, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the entire year.

NET REVENUES

Revenues consist primarily of PA net patient service revenue and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs at normal and customary rates from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged under MSAs to the unconsolidated PAs on an agreed-upon percentage of the PAs net patient service revenue, net of provisions for contractual adjustments and doubtful accounts.

RECEIVABLES FROM PAS

Management fee receivables represent amounts owed to the Company from unconsolidated PAs related to revenue recorded in accordance with their MSAs and is recorded based upon the net realizable value of patient accounts receivables of the PAs. The Company reviews the collectibility of the patient accounts receivable of the PAs and adjusts its management fee receivables accordingly.

Advances consist primarily of receivables due in connection with working capital advances made to certain unconsolidated PAs. Such advances bear interest at 8.5%, adjusted for any changes in the Company's borrowing rate, and are due upon demand. Notes receivable relate to the financing of medical and non-medical capital additions made by certain unconsolidated PAs. The notes, which are personally guaranteed by the PA owners, bear interest at rates ranging between 8.5% and 18.5%. The collectibility of receivables from PAs is reviewed based upon the cash flow of the PAs and, where appropriate, the fair market value of collateral assets. Advance and note amounts to be collected within the next year are classified as current assets in the accompanying condensed consolidated balance sheets and are recorded net of a provision for estimated uncollectible amounts.

INTANGIBLE ASSETS

Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles relate primarily to non-competition covenants, management services agreements, and goodwill associated with dental practice acquisition asset and stock purchase transactions. Intangibles relating to management service agreements consist of the costs of purchasing the rights to provide management support services to PAs over the initial non-cancelable terms of the related agreements. Under these agreements, the PAs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company, which is the exclusive administrator of all non-dental aspects of the affiliated PAs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements, which are generally for 25 to 40 year terms, are non-cancelable except for performance defaults, as defined. Intangible assets are amortized on the straight-line method, ranging from 5 years for other intangible assets to 25 years for MSAs and goodwill.

NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method. Dilutive potential common shares comprised of convertible subordinated debt have been excluded from the computation of diluted income per share for the three and nine months ended September 30, 1999 and 1998, as their effect is anti-dilutive. Such excluded issuable shares were 3,257,328. The following table summarizes the computation of income per share:

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                          1999             1998              1999             1998
                                                     ------------      ------------      ------------      ------------
Net income attributable to common stock ........     $      2,185      $      1,648      $      3,614      $      3,102
                                                     ============      ============      ============      ============

Basic Shares Reconciliation:
  Weighted average common shares outstanding ...       21,072,786        20,390,485        20,968,155        19,769,522
  Contingently issuable common shares ..........               --            57,564                --            91,396
  Contingently repurchasable common shares .....         (569,937)         (284,334)         (567,193)         (286,040)
                                                     ------------      ------------      ------------      ------------
       Basic shares ............................       20,502,849        20,163,715        20,400,962        19,574,878
                                                     ============      ============      ============      ============
 Income per share attributable to common stock -
  basic ........................................     $       0.11      $       0.08      $       0.18      $       0.16
                                                     ============      ============      ============      ============
Diluted Shares Reconciliation:
  Basic shares .................................       20,502,849        20,163,715        20,400,962        19,574,878
  Effects of dilutive potential common shares:
    Convertible preferred stock ................        1,628,665         1,628,665         1,628,665           813,139
    Warrants ...................................          114,021           138,493            93,107           206,686
    Stock options ..............................          412,733           242,408           260,071           299,050
    Put rights .................................           51,655            79,965            78,217            58,044
    Contingent shares, non-issuable ............           49,573                --            48,646                --
                                                     ------------      ------------      ------------      ------------
       Diluted shares ..........................       22,759,496        22,253,246        22,509,668        20,951,797
                                                     ============      ============      ============      ============
 Income per share attributable to common stock -
  diluted ......................................     $       0.10      $       0.07      $       0.16      $       0.15
                                                     ============      ============      ============      ============

INVESTMENT IN JOINT VENTURE

On August 10, 1999, the Company announced involvement in a new collaborative Internet strategy designed to create an integrated web portal for dentists and patients throughout the United States. The Company and Bessemer Venture Partners (an existing investor of the Company), have agreed to invest in Dental X Change, a leading web site for dental professionals. Dental X Change offers an extensive array of information, including continuing education courses, dental product information, manufacturer directories, classifieds, dental industry news, and on-line insurance eligibility verification through a partnership with Dental Connect. The Company contributed $1,020 to the joint venture and no gain or loss was recognized as result of the transaction. As the Company is not able to exercise control in the joint venture and the Company's ownership is less than 20%, the investment is accounted for using the cost basis method of accounting.

SEGMENT REPORTING

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company's reportable segments. The affiliated practices of the Company do not meet the SFAS 131 criteria for separate reporting, and therefore have not been separately reported on the condensed consolidated financial statements.

USE OF ESTIMATES

In preparing the financial statements conforming to Generally Accepted Accounting Principles ("GAAP"), we have made estimates and assumptions that affect the following:

   - Reported amounts of assets and liabilities at the date of the financial statements;

   - Disclosure of contingent assets and liabilities at the date of the financial statements; and

   - Reported amounts of revenues and expenses during the period.

Actual results could differ from those estimates.

(3)      NET REVENUE

Revenues consist primarily of PA net patient service revenue and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs at normal and customary rates from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged under MSAs to the unconsolidated PAs on an agreed-upon percentage of the PAs net patient service revenue, net of provisions for contractual adjustments and doubtful accounts.

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                            1999          1998          1999           1998
                                                        ---------      ---------      ---------      ---------
Dental practice net patient service revenue-all PAs     $  65,595      $  41,112      $ 181,598      $  98,190
LESS:
Dental practice net patient service revenue-
     unconsolidated PAs ...........................       (15,524)       (12,081)       (47,109)       (30,656)
                                                        ---------      ---------      ---------      ---------
Reported practice net patient service revenue .....     $  50,071      $  29,031      $ 134,487      $  67,534
                                                        ---------      ---------      ---------      ---------

Dental practice net patient service revenue-
     unconsolidated PAs ...........................     $  15,524      $  12,252      $  47,109      $  31,121
LESS:
Amounts retained by dentists ......................        (5,227)        (3,920)       (15,311)       (10,052)
                                                        =========      =========      =========      =========
Net management fees ...............................     $  10,297      $   8,332      $  31,798      $  21,069
                                                        =========      =========      =========      =========

(4)   BUSINESS COMBINATIONS AND DENTAL PRACTICE ACQUISITIONS

BUSINESS COMBINATIONS

On March 12, 1999 GDSC and DCA completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc. In the mergers, each share of GDSC's 9,178,602 total shares of outstanding common stock, including earn-out shares that were earned but not yet issued, automatically converted into one share of common stock of InterDent. Each 10 shares of GDSC's 100 outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of GDSC's 100 outstanding shares of Preferred Stock - Series A and 1,628,663 outstanding shares of Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of preferred stock had with respect to GDSC. Each share of DCA's 7,031,187 total shares of outstanding common stock was exchanged for 1.67 shares of InterDent stock. Upon consummation of the mergers, GDSC and DCA stockholders represented a 43.5% and 56.5%, respective ownership of InterDent, excluding common share equivalents. Including the impact of potential dilutive common shares outstanding, upon consummation of the mergers, GDSC and DCA stockholder ownership was approximately 53.5% and 46.5%, respectively.

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

                                                GDSC          DCA
                                               -------      ------

PA net patient service revenue ...........     $26,048      $   --
Management, consulting, and
 licensing fees ..........................         532       6,441
Net income ...............................       1,129         595


As a result of the mergers the Company recorded direct merger expenses of $3,246 during the nine months ended September 30, 1999, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. Also, the Company recorded a restructuring charge of $2,884 relating to the Company's restructuring plan, including charges for employee related costs, redirection of certain duplicative operations and programs, and other costs. Total restructure costs paid during the nine months ended September 30, 1999 were $2,814. During the three months ended September 30, 1999, the Company recorded direct merger expenses of $386 thousand and a restructuring charge of $715 thousand. Total restructure costs paid during the three months ended September 30, 1999 and were $909 thousand. Included in accounts payable and other current liabilities at September 30, 1999 is $2,879 in accrued merger and restructure costs, of which $1,678 relates to accrued restructure costs. At December 31, 1998 these liabilities were $3,142.

DENTAL PRACTICE AFFILIATIONS

During the nine months ended September 30, 1999, the Company acquired substantially all of the assets of 41 dental office locations, including cash, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 1999, representing the fair value of the assets acquired in the above affiliations and earn-out consideration accrued or paid for transactions completed in current and prior periods was $48,517. Approximately $39,097 of the purchase price has been allocated to intangible assets. The total purchase consideration included $31,963 in cash (including $700 thousand on deposit at December 31, 1998), $11,293 in liabilities incurred and assumed, and $5,261 aggregate value of payments accrued and shares reserved under earn-out agreements.

In connection with the completion of certain affiliation transactions, the Company has agreed to pay to the selling parties possible future consideration in the form of cash and InterDent common stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods and is generally recorded as additional goodwill when earned. The Company accrues earn-out payments with respect to practice acquisitions when such amounts are probable and reasonably estimable. During the nine months ended September 30, 1999 the Company paid $4,959 in additional earn-out consideration.

As of September 30, 1999, the Company has accrued $7,010 for future earn-out payments, of which $339 is included in additional paid-in capital for anticipated stock to be issued while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20,000 and $30,000 from September 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $800 to $1,200 annually.

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

(5)   DEBT

Through June 15, 1999, the Company had two credit facilities providing for a maximum borrowing of $60,000. Effective June 15, 1999, the Company amended and restated one of the existing agreements, increasing the revolving credit commitment from $45,000 to $90,000, with the syndication of banks led by Chase Manhattan Bank. Proceeds from the amended credit agreement were used to pay-down the outstanding $15,000 credit facility which has been terminated. The amended and restated credit agreement has a revolving feature that expires on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. All amounts due under the credit facility are included in long-term debt. The financial institution in which the $15,000 credit facility was terminated has elected to participate in the syndication of the $90,000 facility amendment.

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

(6)   SHAREHOLDERS' EQUITY

The Company completed a $45,000 private placement on June 30, 1998, consisting of $30,000 of subordinated convertible notes and $15,000 of preferred stock. The subordinated notes have eight-year terms and are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The subordinated notes and all outstanding shares of preferred stock, if any, shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $15.73 on or prior to May 18, 1999, more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

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

A total of 254,901 and 339,246 outstanding shares of InterDent common stock issued at a price of $0.45 and $0.225 per share, respectively are subject to repurchase as a result of a subsidiary's failure to achieve certain specified performance targets through December 31, 1998. It is anticipated that these shares will be repurchased in the future.

(7)   CONTINGENCIES

The Company has been named as a defendant in various lawsuits in the normal course of business. In the opinion of management any liabilities resulting from these matters will not have a material impact on the Company's consolidated financial position or results of operations.

(8)   SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company completed the acquisition of 3 PAs, representing three clinical office locations. The purchase price for these affiliations totaled $2,114. The total purchase price included cash paid of $1,228 and liabilities issued or assumed of $886, plus contingent payments to be made based on future performance. These affiliations were accounted for using the purchase method of accounting. Funds for the acquisitions were provided under borrowings on the credit facility.

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of Company management, including Michael Fiore, Co-chairman and CEO, and Steven Matzkin, DDS, Co-chairman, President, and Chief Dental Officer. Additionally, existing investors in the Company, the Sprout Group and Chase Capital Partners, intend to participate in the transaction by maintaining ownership of the Company. Under the terms of the agreement, the Company's stockholders at the date of the transaction will receive $9.50 per share in cash. Completion of the transaction is subject to stockholder approval, receipt of regulatory approvals, and completion of debt financing required to fund the transaction, valued at approximately $325 million. The Company currently anticipates completing the transaction in the first calendar quarter of the year 2000.

Subsequent to the October 22, 1999 announcement, certain Company officers and directors, and Leonard Green & Partners, L.P., were named as defendants in civil suits filed in the State of Delaware on behalf of certain owners of the Company's common stock. The lawsuits claim breach of fiduciary duty and aiding and abetting such breach in connection with the merger. The lawsuits generally seek injunctive relief, an injunction of the merger (or, if consummated, a rescission of the merger), compensatory and other damages, and an award of attorneys' fees and expenses. The complaints seek certification of a plaintiff's class and the Company expects that the suits will be consolidated into one suit. The Company has sought coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. The Company believes the suits are without merit and intends to engage in a vigorous defense in these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

InterDent, Inc ("InterDent" or the "Company") is one of the largest providers of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Including the affiliations completed through November 1, 1999, InterDent provides management and licensing services to dental practices at 209 dental offices with 625 dentists, including 141 specialists, and 1,787 operatories in selected markets in California, Florida, Georgia, Hawaii, Idaho, Indiana, Michigan, Nevada, Oregon, Pennsylvania, and Washington.

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

RESULTS OF OPERATIONS

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. The accompanying condensed consolidated financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient revenues and related expenses of those PAs. In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the condensed consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the condensed consolidated statements of operations include only the Company's net management fee revenue generated from those MSAs and the Company's expenses incurred in the performance of its obligations under those MSAs. The following discussion highlights changes in historical revenues and expense levels for the three and nine months ended September 30, 1999 and 1998 as reported in the accompanying condensed consolidated financial statements.

1999 STATEMENT OF OPERATIONS COMPARED TO 1998

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 128 current clinical locations through September 30, 1999 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue increased to $50.1 million for the third quarter of 1999 compared to $29.0 million for the third quarter of 1998, representing a 73% increase of $21.1 million. Revenues also increased to $134.5 million for the first nine months of 1999 compared to the first nine months of 1998 of $67.5 million, representing a 99% increase of $67.0 million.

The Company is pursuing an aggressive expansion strategy through additional PA affiliations. As a result, the majority of this revenue growth is due to 22 affiliations completed during 1998 and the first nine months of 1999, representing 85 current clinical locations. These affiliations have management services agreements that meet the Emerging Issues Task Force's consolidation requirements.

The Company was also effectively able to increase total dental practice net patient service revenue at existing facilities. The Company worked with affiliated PAs to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of June 30, 1998 where the MSAs meet the criteria for consolidation, same-store dental practice net patient revenue for the third quarter 1999 increased by over 10% when compared to revenues for the third quarter of 1998.

NET MANAGEMENT FEES. Net management fees consist of revenues earned by the Company in the performance of its obligations under MSAs at 78 current unconsolidated PA clinical locations as of September 30, 1999. Net management fees increased to $10.3 million for the third quarter of 1999 compared to $8.3 million for the third quarter of 1998, representing a 23.6% increase of $2.0 million. Net management fee revenues also increased to $31.8 million for the first nine months of 1999 compared to the first nine months of 1998 of $21.1 million, representing a 50.9% increase of $10.7 million. The Company is pursuing an aggressive expansion strategy through additional PA affiliations. As a result, the majority of this growth is related to the affiliation of 49 clinical locations during 1998 and 1999.

LICENSING AND OTHER FEES. The Company earns certain fees from unconsolidated PAs for various licensing and consulting services. The increase is entirely attributable to the addition of 47 unconsolidated clinical locations during 1998 and 1999.

PRACTICE OPERATING EXPENSES. Practice operating expenses represents the direct costs associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

- CLINICAL SALARIES AND BENEFITS AND PROVIDER COSTS include all patient service provider staff compensation and related payroll costs at the consolidated dental practices, including dentists, hygienists and dental assistants, and dental assistants for the unconsolidated PAs.

- PRACTICE NONCLINICAL SALARIES AND BENEFITS COSTS include all staff compensation and related payroll costs at all dental and regional facilities other than dentists, hygienists, and dental assistants.

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

Practice operating expenses have increased significantly during the third quarter and first nine months of 1999 when compared to the same periods in 1998. Third quarter practice operating expenses increased to $49.0 million for the third quarter of 1999 compared to $30.6 million for the third quarter of 1998, representing a 60.2% increase of $18.4 million. These expenses also increased to $135.3 million for the first nine months of 1999 compared to the first nine months of 1998 of $73.3 million, an increase of 84.4% or $61.9 million. The majority of the increase in practice operating expenses is due to the 42 affiliations (representing 134 current clinical locations) completed during 1998 and first nine months of 1999, as a result of the Company's aggressive expansion strategy. Of the total clinical locations affiliated in 1998 through September 30, 1999, 22 of the 42 affiliations have management services agreements that meet the Emerging Issues Task Force's consolidation requirements.

During the third quarter and first nine months of 1999, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to the third quarter and first nine months of 1998. During 1999, the Company has shown improvements in the reduction of total practice operating expenses as a percent of patient revenue. As a percentage of net revenues, practice operating expenses for the third quarter of 1999 were 80.8% compared to 81.4% for the third quarter of 1998 and 81.0% for the first nine months of 1999 compared to 82.3% for the first nine months of 1998. The overall reduction in practice operating expenses is a result of the successful implementation of the Company's operating model at existing facilities and the proven strong operational and financial track records of current affiliated practices. As a result, the overall practice facility operating margin for the third quarter of 1999 was 19.2% compared to 18.6% for the third quarter of 1998 and 19.0% for the first nine months of 1999 compared to 17.7% for the first nine months of 1998.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses ("Corporate G&A expense") include: corporate salaries, general office costs, investor relations expense, legal and audit, general and director & officer insurance, corporate office supplies, and other miscellaneous costs at the corporate facilities. Corporate G&A expense was $2.7 million for the third quarter of 1999 compared to $2.4 million for the third quarter of 1998, an increase of 14.6%. These expenses also increased to $8.5 million for the first nine months of 1999 compared to $6.2 million for the first nine months of 1998, an increase of 38.2%.

The rise in total costs is the result of the Company increasing corporate staffing levels in the marketing, human resource, finance, and operations departments to accommodate the additional affiliations completed. Additionally, resources have been added to respond to the increasing affiliated dental practice needs for information systems implementation, clinical management and mentoring programs, and to appropriately develop the support infrastructure of the Company. At the same time, management seeks to maximize the effectiveness of corporate infrastructure costs. As a result, Corporate G&A expense as a percentage of net revenues has steadily declined. Corporate G&A expense for the third quarter of 1999 was 4.5% of net revenues as compared to 6.4% for the third quarter of 1998. G&A expense for the first nine months of 1999 was 5.1% of net revenues as compared to 6.9% for the first nine months of 1998.

CORPORATE RESTRUCTURE AND MERGER COSTS. The Company recorded merger and restructure related expenses associated with the combination of Gentle Dental Service Corporation and Dental Care Alliance, Inc., each of which became a wholly-owned subsidiary of the Company in March 1999. The combination has been accounted for as a pooling-of-interests. As a result of the combination, the Company recorded expense of $1.1 million during the third quarter of 1999 and $6.1 million of expense for the first nine months of 1999. Approximately $3.2 million of the total expense relates to merger costs consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing costs, and other costs. The remaining $2.9 million relates to the Company's restructuring plan, including charges for employee related costs and the redirection of certain duplicative operations and systems costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the third quarter of 1999 increased by 67.9% over the third quarter of 1998, while expense for the first nine months of 1999 increased in excess of 100% over the first nine months 1998. These increases are primarily due to additional property and equipment depreciation and amortization of intangible costs assigned to management services agreements and goodwill associated with affiliations completed in 1998 and 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout the year.

INTEREST EXPENSE. Interest expense was $1.9 million for the third quarter of 1999 compared to $656 thousand for the third quarter of 1998. These expenses also increased to $4.6 million for the first nine months of 1999 compared to $1.3 million for the first nine months of 1998. This increase in interest expense was due to additional debt incurred under the Company's credit facility and private placement to complete the rapid expansion of additional dental practice affiliations throughout 1998 and 1999 (See note 4 of Notes to the Condensed Consolidated Financial Statements). It is anticipated that future acquisitions will require additional borrowings under the existing credit facility. Accordingly, management anticipates that interest expense will increase throughout the year.

PROVISION FOR INCOME TAXES. The current expected tax rate approximates the statutory rate as certain merger related expenses are not deductible for income tax purposes, which are offset by the carry forward of net operating losses from Company subsidiaries and affiliates. The Company expects to fully utilize the net operating loss carryforwards in 1999. For the nine months ended September 30, 1999, the Company has recorded an expected annual effective tax rate of approximately 34% as compared to the effective rate of 38% recorded during the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, cash and cash equivalents were $762 thousand, representing a $7.5 million decrease in cash and cash equivalents available at December 31, 1998. This decline is due to the amendment to the credit facility, which allowed the Company to consolidate cash balances between subsidiaries and pay down the credit facility balances. The negative working capital at September 30, 1999 of $1.9 million represents a decrease from working capital of $6.7 million at December 31, 1998. This decrease in working capital is primarily attributable to acquisition earn-out and merger and restructure payables and accruals of approximately $2.9 million (excluding amounts paid during 1999), payment of earn-out consideration, and utilization of cash to pay down borrowings under the Company's credit facility.

Net cash provided by operations (which includes merger and restructure expenses) amounted to $8.1 million for the nine months ended September 30, 1999 compared to net cash provided of $896 thousand for the nine months ended September 30, 1998. The increase of net cash provided by operations during the nine months ended September 30, 1999 is attributed to improvements in the Company's results of operations and increases in accrued payroll and payroll related costs. Excluding merger and restructure costs, operating income for the nine months ended September 30, 1999 and 1998 was $16.2 million and $6.1 million, respectively. As a result, excluding merger and restructure costs, net cash provided by operations amounted to $14.2 million for the nine months ended September 30, 1999 compared to $2.1 million for the nine months ended September 30, 1998.

Net cash used in investing activities was $44.9 million for the nine months ended September 30, 1999. Included in the investing activities is cash paid for PA affiliations of $30.6 million and $5.8 million paid for property and equipment. These uses of cash were primarily funded through borrowings under the Company's existing credit facility. As a result, cash provided from the credit facility amounted to $34.3 million for the nine months ended September 30, 1999.

During the nine months ended September 30, 1999, the Company acquired substantially all of the assets of 41 office locations, including cash, accounts receivable, supplies and fixed assets. The affiliations have been accounted for using the purchase method of accounting. The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 1999, representing the fair value of the assets acquired, including intangible assets was $48.5 million. Approximately $39.1 million of the purchase price has been allocated to intangible assets. The total purchase consideration included $31.9 million in cash, $11.3 million in liabilities incurred and assumed, and $5.3 million in accrued earn-out from transactions completed in current and prior periods.

In connection with the completion of certain affiliation transactions, the Company has agreed to pay to the selling parties' possible future consideration in the form of cash and InterDent common stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to practice acquisitions when such amounts are probable and reasonably estimable. During the nine months ended September 30, 1999, the Company paid $5.0 million in additional earn-out consideration.

As of September 30, 1999, the Company has accrued $7.0 million for future earn-out payments, of which $339 thousand is included in additional paid-in capital for anticipated stock to be issued and the remaining anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $20 and $30 million from January 1999 to December 2002, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $.4 million to $.8 million annually.

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

The credit facility contains several covenants including restrictions on the ability of the Company to incur indebtedness; repurchase, or make dividends with respect to, its capital stock; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify certain lenders prior to making any acquisitions and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding certain consideration thresholds. The obligations of the Company under the credit facility and its subsidiaries under the guarantees are secured by a security interest in certain equipment, fixtures, inventories, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

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

A total of 254,901 and 339,246 outstanding shares of InterDent common stock issued at a price of $0.45 and $0.225 per share respectively, are subject to repurchase as a result of a subsidiary's failure to achieve certain specified performance targets through December 31, 1998. It is anticipated that these shares will be repurchased in the future.

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of Company management, including Michael Fiore, Co-chairman and CEO and Steven Matzkin, DDS, Co-chairman, President, and Chief Dental Officer. Additionally, existing investors in the Company, the Sprout Group and Chase Capital Partners, intend to participate in the transaction by maintaining ownership in the Company. Under the terms of the agreement, the Company's stockholders at the date of the transaction will receive $9.50 per share in cash. Completion of the transaction is subject to stockholder approval, receipt of regulatory approvals, and completion of debt financing required to fund the transaction, valued at approximately $325 million. The Company currently anticipates completng the transaction in the first calendar quarter of the year 2000.

We believe that proceeds from our existing credit facility and cash flow from operations will be sufficient to fund our operations through the next fiscal year. We also believe that such funds will be sufficient to complete a number of other future dental practice affiliations and any possible future consideration to be paid. However, to execute our long term business strategy, the Company will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to affiliate new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available or will be available on terms acceptable to InterDent.

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


                                                          APPROXIMATE
    PHASE                                             PERCENTAGE COMPLETED

    Awareness .............................................. 100%
    Assessment ............................................. 100%
    Renovation .............................................  95%
    Validation .............................................  95%
    Implementation .........................................  90%

The Company expects to complete all phases of our Year 2000 plan by December
1999.

We expect to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare for the Year 2000. Validation and conversion of primary system applications and hardware is expected to cost approximately $1 million and will be incurred by the end of fiscal year 1999.

As part of our Year 2000 plan, we are undertaking infrastructure and facilities enhancements and performing tests necessary to ensure that the Company is adequately prepared for the Year 2000. We are also communicating with vendors and third-party payors to ensure that they are taking appropriate steps to address their Year 2000 issues. We are also preparing contingency plans to minimize potential harm to the Company in the event that any or all of the third parties with which we conduct business with is unable to attain Year 2000 compliance. Contingency plans the Company has prepared are system and application specific and are intended to ensure that in the event that certain systems and/or applications fail by or at the Year 2000, that we will be able to engage in our core business functions in spite of such failure. The most likely worst case Year 2000 scenario would be that we experience significant delays in billing and collecting professional fees due to our affiliated PAs. This delay would directly impact our cash flow and could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

No disclosure required.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to the October 22, 1999 merger announcement, certain Company officers and directors, and Leonard Green & Partners, L.P., were named as defendants in civil suits filed in the State of Delaware on behalf of certain owners of the Company's common stock. The lawsuits claim breach of fiduciary duty and aiding and abetting such breach in connection with the merger. The lawsuits generally seek injunctive relief, an injunction of the merger (or, if consummated, a rescission of the merger), compensatory and other damages, and an award of attorneys' fees and expenses. The complaints seek certification of a plaintiff's class and the Company expects that the suits will be consolidated into one suit. The Company has sought coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. The Company believes the suits are without merit and intends to engage in a vigorous defense in these matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 27, 1999, the Company issued 100,172 shares of common stock as additional earn-out consideration for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On September 28, 1999, the Company issued 61,033 shares of common stock as additional consideration for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

The Company's senior lender currently prohibits the payment of cash dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

27.1  Financial Data Schedule.

(b)

On May 28, 1999, the Company filed an amendment to a Current Report on Form 8-K/A to provide consolidated financial statements in connection with the March 12, 1999 mergers of Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance ("DCA") with and into acquisition subsidiaries of the Company, pursuant to which GDSC and DCA each became a wholly-owned subsidiary of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTERDENT, INC.
                                       ---------------------------------
                                       (Registrant)


Date: NOVEMBER 12, 1999                By: /s/ Norman R. Huffaker
     --------------------                 ------------------------------
                                            Norman R. Huffaker
                                            Chief Financial Officer