Form 10-K
period 1999-12-31
INTERDENT INC
filed 2000-03-30
CIK 1072765

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]
FOR THE FISCAL YEAR ENDED          DECEMBER 31, 1999
                         ---------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ___________________ TO _________________________

COMMISSION FILE NUMBER:                    000-25549
                       ------------------------------------------------------

                                 INTERDENT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-4710504
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          222 NO. SEPULVEDA BLVD., SUITE 740, EL SEGUNDO, CA 90245-4340
--------------------------------------------------------------------------------
                     (Address of principal executive offices)

Registrant's telephone number, including area code       (310) 765-2400
                                                  ----------------------------
Securities registered pursuant Section 12(b) of the Act:

         Title of each class                Name of exchange on which registered
COMMON SHARES (PAR VALUE $.001 PER SHARE)           NASDAQ NATIONAL MARKET
-----------------------------------------   ------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X     No      .
                                              ------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At March 15, 2000, the aggregate market value of voting stock held by non-affiliates was $74,475,240.

At March 15, 2000, 21,166,834 common shares were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part of  Form  10-K into
Document                                                   which incorporated
--------                                                ------------------------
Proxy Statement for 2000 Annual Meeting of Shareholders          Part III

                                                   TABLE OF CONTENTS

                                                                                                                      PAGE
PART I   ................................................................................................................1

Item 1.    Business......................................................................................................1

Item 2.    Properties...................................................................................................13

Item 3.    Legal Proceedings............................................................................................14

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................14

PART II  ...............................................................................................................15

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................................15

Item 6.    Selected Financial Data......................................................................................15

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................16

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks .................................................22

Item 8.    Financial Statements and Supplementory Data..................................................................23

Item 9.    Changes in and disagreements with Accountants on Accounting and Financial Disclosure.........................51

PART III ...............................................................................................................52

Item 10.   Directors and Executive Officers of the Registrant...........................................................52

Item 11.   Executive Compensation.......................................................................................53

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................................53

Item 13.   Certain Relationships and Related Transactions...............................................................54

PART IV  ...............................................................................................................55

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................................55


                                     PART I

ITEM 1.  BUSINESS.


We are the largest provider of dental practice management services to dental professional corporations and associations in the United States. As of December 31, 1999, we provided management services to 226 dental offices that employed 677 dentists (including 148 specialists). We seek to establish dental practice networks with a significant presence in selected markets and currently operate in 14 states. Our network of dental groups provides comprehensive, convenient and high quality general dentistry services including higher margin specialty services such as orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology. Our network of affiliated dentists is primarily reimbursed on a fee-for-service basis. In 1999, capitated managed care payments represented less than 10% of our patient revenues.

The services we provide to our affiliated dental practices are part of our clinically driven operating model that has historically resulted in significant improvements in revenues, operating margins and cash flow. Our strategy to enhance our affiliated dental practices include:

- training and recruiting dentists to perform additional general and specialty services;
- optimizing patient scheduling, staffing ratios and other resource allocation;
- improving office administration including billing and collecting receivables; and
-    negotiating and monitoring managed care and other contracts.

We also provide a proprietary management information system that enables us to analyze key performance statistics on a real-time basis at each practice and identify trends and opportunities for improvement. Currently, over 95% of our affiliated practices use our proprietary management information system. We believe our clinically driven operating model and proprietary management information system, provide us with a unique advantage and serve as the infrastructure to support continued profitable growth.

We provide our practice management services to affiliated dental practices under long-term (typically at least 25 years) management service agreements. We own the non-professional assets, including practice equipment and instruments, of our affiliated practices and manage all the non-clinical aspects of these affiliated practices. The practices employ the dentists and the hygienists while we employ all administrative personnel. As part of our management services, we bill and collect patient receivables and provide all administrative support services. We believe dentists benefit from their association with us through:

-        improved income potential;
-        the ability to focus on dentistry rather than practice administration;
-        flexible work schedules; and
-        access to educational services and training programs.

Dentists are typically compensated based on a percentage of revenues they generate. We believe that due to our services dentists affiliated with us generate average revenues significantly above the national dental industry average.

InterDent was formed to effect the business combination of Gentle Dental Service Corporation and Dental Care Alliance which was completed on March 12, 1999. Prior to the combination, both Gentle Dental and Dental Care Alliance were publicly-traded providers of dental practice management services.

DENTAL SERVICES INDUSTRY

The Health Care Financing Administration, or HCFA, estimates that the annual aggregate domestic market for dental services was approximately $57 billion for 1999, representing 4.6% of total health care expenditures in the United States. Dental service expenditures grew at a compound annual growth rate of approximately 7.9% from 1980 to 1999. According to HCFA, the dental services industry is expected to experience this continued growth and is projected to reach $93 billion by 2008. We believe that the anticipated growth in the dental industry will be driven by several factors, including:

-        increase in the availability and types of dental insurance;
-        increasing demand for dental services from an aging population;

- evolution of technology which makes dental care less traumatic and, therefore, more attractive to patients;
-        increased focus on preventive and cosmetic dentistry; and
- growth of managed care organizations that offer dental coverage to their members.

The market for dental services in the United States consists of both general and specialty dentistry services. General dentistry services include preventive and diagnostic procedures such as cleanings, examinations and x-rays and restorative treatments such as fillings of cavities, gum therapy and crowns. Specialty dentistry services include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics.

Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily individual or small group practices. According to a 1996 survey conducted by the American Dental Association, there were approximately 152,000 actively practicing dental professionals in the United States, approximately 67% of whom practiced alone. We estimate that approximately 2% of general and specialty practitioners are affiliated with practice management companies.

Based upon recent estimates, according to industry sources, approximately 34% of the estimated 147 million people covered by dental benefits in 1997 were enrolled in managed dental care programs, including preferred provider organizations ("PPO") and dental Health Maintenance Organizations ("HMOs"). Enrollment in dental HMOs, according to the National Association of Dental Plans, is estimated to have grown from 7.8 million in 1990 to an estimated 31 million in 1998.

We believe that the trend toward consolidation in the dental services industry will continue as dentists seek to affiliate with group practice managers, such as us, due to the following:

- desire of dentists to focus on clinical aspects rather than on administrative and regulatory aspects of their practices;
-    increasing patient demands for more flexible evening and weekend hours;
- increasing demand for competitively-priced, high quality dental care at multiple locations;
- increasing desire of recent dental school graduates to pursue alternatives to the traditional solo practice of dentistry; and
-    need for certifiable standards of care for patients.

OPERATING STRATEGY

Our strategic objective is to maintain and expand our leadership position in the dental practice management industry. To achieve this objective, we seek to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks that provide gentle, high quality, cost-effective dental care. The key elements of our strategy are as follows:

PROVIDE CONVENIENT, COMPREHENSIVE DENTAL CARE. Our affiliated dental practices provide patients with customer-friendly, comprehensive and cost-effective dental care which is made available at convenient times and locations. Because our affiliated dental practices generally include both general practitioners and on-staff specialists who can provide dental services (such as endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics), patients can rely on our affiliated dental practices to provide comprehensive dental care needs. By offering extended office hours and conveniently located offices, patients are offered a dental care environment that makes it easier to schedule and keep appointments. We also provide flexible payment options in an effort to reduce patient financial burdens.

FOCUS ON QUALITY OF PATIENT CARE. We have and continue to refine procedures, training and systems designed to ensure optimum patient care. We seek to improve clinical outcomes through our network of dental directors, which works directly with our affiliated dental practices to institute quality assurance and utilization review programs. Additional programs of the clinical services council include the following:

- the development and implementation of continuing education and training programs for dental professionals;
-    the design and implementation of treatment protocols;
-    the evaluation of new techniques and technologies; and
-    the monitoring of treatment outcomes.

Additionally, we seek to affiliate with dentists and specialists who are committed to delivering high quality dental care.

ESTABLISH A COMPREHENSIVE DENTAL CARE NETWORK. Our strategy is to increase the number of affiliated dental practices by entering into management contracts with, acquiring the non-professional assets of, and entering into license agreements with dental groups and practices in selected markets. Our objective is to affiliate with dental groups and practices that have a significant market position or, when combined with existing affiliated dental practices, would result in a significant market position. We also intend to selectively establish de novo dental offices in the markets in which we operate, in order to augment our market presence. We believe that the establishment of significant positions in the markets we serve will result in economies of scale. Following each new affiliation with a dental practice, we work closely with the professionals and staff in order to achieve network integration and provide patients with convenient dental treatment.

ACHIEVE OPERATIONAL EFFICIENCIES AND ENHANCE REVENUE. We believe we achieve operating efficiencies through the establishment of centralized management and administrative functions (such as marketing, payroll, accounts payable, general accounting and human resources services) for the affiliated dental practices. At the same time, we maintain on-site functions (such as patient scheduling and billing and collections) at each dental office or on a regional basis. We also enhance dental practice revenues by providing services and establishing procedures designed to optimize staff ratios and patient scheduling, and utilizing our management information system to more effectively support our affiliated dental practices. We believe that our network configuration provides leverage in negotiating with third-party payors and dental supply vendors to receive structured payments and contract terms that are more advantageous than those typically available to individual and small group practitioners. The addition of specialists such as orthodontists and oral surgeons who serve multiple offices within our affiliated network also allows us to capture incremental revenue from the higher fees commanded by specialty services.

INTEGRATE AND LEVERAGE MANAGEMENT INFORMATION SYSTEMS. Our management information system utilizes commercially available software, which has been enhanced by our proprietary software. This management information system allows us to more effectively enhance the affiliated dental practices. The system is designed to assist each affiliated dental practice in:

-    optimizing staffing ratios and patient scheduling;
-    identifying and reducing unfinished patient treatment programs;
-    maximizing billing and collection efforts; and
- actively monitoring the performance of managed care and other third party contracts.

We believe that our management information system provides a distinct competitive advantage by allowing us to effectively service a diverse network of dental practices from a centralized base.

EXPAND PATIENT VOLUME THROUGH PROACTIVE MARKETING. We seek to assist our affiliated dental practices in increasing patient volume by focusing on patient satisfaction and targeting existing and new patients through radio, direct mail, print advertising and other retail marketing programs. We tailor our advertising to local markets, based upon demographic characteristics of each market and the brand name recognition of our affiliated dental practices in the respective markets. The affiliated dental practices support this marketing program by offering convenient hours and locations for the dental practices. Additional support from the affiliated dental practices include:

- providing comprehensive dental care services such as same-day emergency care;
-    introducing or expanding specialty services at the dental practices; and
- utilizing our management information system to identify and reduce incomplete patient treatments.

Our objective is to leverage our existing advertising programs to generate revenue as it expands within our selected markets.

CAPITALIZE ON MANAGED CARE EXPERTISE. We assist our affiliated dental practices by supplementing their fee-for-service business with selected managed care contracts. We believe that selected managed care contracts offer an attractive and profitable source of incremental revenue for the affiliated dental practices. We also believe that the financial and clinical data generated by our management information system enables us to negotiate managed care contracts under favorable terms. Additionally, we utilize our management information system to actively monitor utilization of patient groups covered by the managed care plans. We believe that our expertise in managed care represents a competitive advantage.

DENTAL PRACTICE NETWORK

As of December 31, 1999, the Company provides comprehensive management services to a dental practice network which employs 677 dentists, including 148 specialists, practicing out of 226 dental offices and 1,947 operatories located in the geographic markets set forth below.

              Location             Dentists        Offices      Operatories
              --------             --------        -------      -----------
    Arizona                             7              3              19
    California - Northern             150             30             349

    California - Southern             152             45             396
    Florida                            62             36             213
    Georgia                            29              8             106
    Hawaii                             41              7              55
    Idaho                              15              2              53
    Indiana                             3              3              20
    Kansas                              3              1              14
    Michigan                           26             13              98
    Nevada                             33             13             128
    Oklahoma                           18              5              53
    Oregon                             97             34             269
    Pennsylvania                       22             17             102
    Washington                         19              9              72
                                -----------      -----------   ------------
               Total                  677            226           1,947
                                ===========      ===========   ============

EXPANSION STRATEGY

As a part of our strategy, we are pursuing an aggressive network expansion plan. We believe that we have significant opportunities to affiliate with additional dental practices resulting from favorable industry characteristics and the professional and business relationships of our senior management.

We believe that the use of dental practice management companies will continue to grow rapidly, resulting in significant consolidation opportunities for us and other practice management organizations. In order to capitalize on these consolidation opportunities, we utilize the extensive dental industry experience of our senior management and our significant relationships with numerous practitioners and other industry leaders throughout the United States. We believe that these extensive relationships provide a competitive advantage to us as we seek additional affiliation opportunities to further our growth.

We intend to continue to offer numerous significant benefits and value-added services to attract dentists and specialty practitioners to our affiliated provider network. Specific value-added services provided by us include billing, reimbursement and collections services, payroll and staffing, patient scheduling, advertising and marketing, product supply management and equipment maintenance, dentist recruitment and capital resources. Additional benefits to practitioners include clinical leadership and excellence, quality of care standards and continuing education, and financial benefits including performance bonuses. We believe that we will continue to be successful in attracting and recruiting dentists for the affiliated dental practices by providing these services and benefits. Furthermore, we believe that our name recognition and market presence is and will continue to be attractive to practitioners from an affiliation standpoint. As a result, we believe we will have greater consolidation opportunities.

We use a wide range of evaluation criteria in selecting affiliation candidates, including: number of practitioners and compensation, patient base, reimbursement rates, quality of care, operating statistics, including number of operatories, patient visits and revenue per chair, historical operating results and financial condition, general versus specialty revenue mix, payor mix, location, market demographics and competition, advertising expenditures, reputation within the local community, non-professional staffing requirements, and condition of facilities and equipment including information systems. We intend to target individual and group practitioners, as well as local and regional consolidators. Consideration for future affiliations may include a combination of cash and seller financing.

Our affiliation integration process may include: centralization and management of certain administrative functions, integration of management information systems, initiation of quality assurance and peer review programs, development of advertising and marketing programs, reviewing quality of care and staff utilization, and modification of patient scheduling procedures. Such integration is intended to improve the operations of the dental practices and to position them for increased patient revenue and profit growth. We will also continue our strategy of establishing de novo dental offices in selected markets to augment existing market presence.

SERVICES AND OPERATIONS

We provide comprehensive management services with respect to all of the operations of our network of affiliated dental practices, other than the provision of dental treatment. We employ all non-clinical personnel at the affiliated dental practices. Our services can be grouped into three broad categories: administrative and financial services, personnel services and operational services.

ADMINISTRATIVE AND FINANCIAL SERVICES

ADMINSTRATIVE. We provide administrative services to the affiliated dental practices, including staffing, education and training, billing and collections, patient scheduling, patient treatment follow-up, financial reporting and analysis, productivity reporting and analysis, cash management, group purchasing, inventory management, payroll processing, employee benefits administration, advertising promotion and other marketing support. We also assist in professional recruiting and provide support for dental practice operations, new site development and other capital requirements. We believe the dentists at the affiliated dental practices benefit from the support we provide and that these services substantially reduce the amount of time they are otherwise required to devote to administrative matters, thus enabling network dentists to dedicate more time to the growth of their professional practices. Through economies of scale, we are able to provide these services at a lower cost than could be obtained by any of the affiliated dental practices individually. In addition, because of our size and purchasing power, we have been able to negotiate discounts on, among other things, dental and office supplies, health and malpractice insurance, and equipment.

THIRD-PARTY PAYOR MANAGEMENT. We examine various factors to determine which third-party payors' assignments we will recommend at each affiliated dental practice. Factors considered by us in making this recommendation include:

-        the types of procedures that are generally performed;
-        the geographic area served by the particular plan; and
-        the demographic characteristics of the typical plan participants.

Some element of managed care is present at most affiliated dental practices, although generally not as the primary source of revenues. We assist our affiliated dental practices in the negotiation of contracts with third-party payors. As a result of our size, we are often able to negotiate better terms for our affiliated dental practices with third-party payors than would be available to solo practitioners or small group dental practices.

ACCOUNTING SERVICES. We provide affiliated dental practices with a full range of accounting services, including preparation of financial statements, management of accounts payable, oversight of accounts receivable, verification of purchase orders, payroll administration and tax services. In addition, we assist each affiliated dental practice in the preparation of operating and financial budgets.

THIRD-PARTY FINANCING. We have contracts with multiple non-recourse third-party financing companies that enable our affiliated dental practices to offer various third-party financing options directly to their patients, but we are not a party to the financing agreements. The financing company is responsible for all billing to, and collection from, the patient and has no recourse for payment against us or our affiliated dental practices.

PERSONNEL SERVICES

STAFFING AND SCHEDULING. We provide management services that are designed to optimize staffing ratios and patient scheduling at our affiliated dental practices. We are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting our employees, which include non-dental professionals providing services to the affiliated dental practices. Services provided by us include:

- payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll taxes and related matters;
- risk management, including on-site safety inspections and monitoring, training, and workers' compensation claim management and administration;
-    administering benefit plans;
- human resource materials, consulting and expertise on other human resource issues;
- analysis and advice with respect to the optimal number of general dentists, specialist dentists, dental assistants and hygienists at each dental practice in an effort to provide high levels of quality care and patient confidence while practicing at a heightened level of efficiency;
- assist dental practices with their scheduling in order to maximize efficiency and minimize delays in treatment; and
- assist each affiliated dental practice, to the extent necessary, with respect to expanding office hours, optimizing the flow of patients through the offices and assisting dentists in the more efficient use of dental assistants and hygienists.

In some circumstances, a professional employer organization assists us in providing these services.

TRAINING AND EDUCATION. Staff and practice development programs are an integral part of our operating strategy. Our programs are designed to motivate staff to achieve optimum performance goals, increase the level of patient satisfaction, and improve our ability to attract and retain qualified personnel. We believe that our programs collectively have increased referrals from patients, and have increased treatment acceptance rates.

We provide our affiliated dental practices with consulting and educational services. These services include a training program covering non-clinical aspects of the practice, together with specific training designed for the efficient and effective use of our management information system. Specifically, our training programs provide dental practice personnel with:

-    guidelines for addressing patient concerns;
-    techniques for explaining treatment procedures and length of treatment;
- parameters for establishing appropriate financial arrangements with patients; and
-    a systematic approach to monitoring the success of each area of training.

While we are not engaged in the practice of dentistry, we assist in training and educating professional personnel by providing analyses that allow them to determine training needs. All personnel, other than dentists, dental hygienists and other dental professionals, are supervised and trained by us or, in some circumstances, our subcontractor. We also help to coordinate group meetings and seminars. In addition, we encourage and facilitate team building of staff through regularly scheduled staff meetings and social events.

RECRUITING. We continually assist our affiliated dental practices in recruiting dentists to add to our network. Recruiting takes place at dental schools through our contacts at schools, at regional dental seminars and conventions and through advertising in regional and national dental publications.

OPERATIONAL SERVICES

ADVERTISING AND MARKETING. We assist our affiliated dental practices in developing and implementing targeted advertising and marketing programs. Our marketing programs, which include patient educational and prevention programs at selected dental practices, are focused on the retention and reactivation of existing patients. In addition, we also use external marketing programs such as direct mail and yellow page advertising that are designed to emphasize the convenience of individual locations, payment plans and service hours, and promote the high standards of care at the practices in an attempt to attract new patients. Our marketing programs may include the use of local radio, television and print advertising, and other marketing promotions. In some instances, we seek to promote brand name recognition of our affiliated dental practices through use of regional brand names. For example, in Florida, several of our affiliated dental practices use the name "Advanced Dental Care." Additionally, several of our affiliated dental practices use the name "Gentle Dental." In some cases, affiliated dental practices are marketed under the names used by the practices prior to their affiliation with us to take advantage of the practices' existing market positions.

DENTIST AFFILIATION. In order to continue our growth, we seek to enter into management agreements with dental practices that employ dentists who become affiliated with us. We believe that our affiliation structure allows many dentists to reduce the financial constraints associated with having a significant portion of their net worth invested in their practices. Further, we believe that the practice of dentistry within our network allows dentists to focus almost exclusively on practicing dentistry by avoiding the burden of non-clinical administrative and management responsibilities. An affiliation with us offers dentists the additional advantages of benefits such as health insurance and continuing education.

QUALITY ASSURANCE. The clinical management procedures and treatment protocols for our affiliated dental practices vary from region to region. Under the guidance of our network of dental directors, key dentists in each region review and determine these procedures and treatment protocols. We work closely with dentists and hygienists at the affiliated dental practices to assist them with developing and implementing procedures and protocols. In addition, the network of dental directors helps our affiliated dental practices establish business and administrative standards under which dental services are provided, thereby creating a heightened clinical environment for the affiliated dental practices to enhance patient care and clinical outcomes. Areas included among the procedures and protocols to be determined by the network of dental directors are treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. As part of the affiliated dental practices' clinical enhancement program, we intend to assist in providing quality assurance, peer review and utilization review programs. We also perform patient surveys to monitor patient satisfaction, and periodically audit patient charts and provide advice to the general dentists and dental specialists employed by the affiliated dental practices.

MANAGEMENT INFORMATION SYSTEMS. Our management believes that access to accurate, relevant and timely financial and operating information is a key element of our practice management services. Our management information system is a combination of commercially available software with proprietary enhancements. It is designed to increase the efficiency and productivity of dental practices by enabling us and our dental practices to cost-effectively monitor the key business and professional operating aspects. We intend to implement our basic management system at each dental practice with which we affiliate. The system allows the affiliated dental practices to identify, track and schedule each individual patient treatment process, thereby reducing unfinished patient treatment programs which correspondingly increases practice revenues. The system also contains features designed to maximize billing and collection efforts, and to actively monitor the performance of managed care contracts.

We utilize our information systems to track data related to each affiliated dental practice's operations and financial performance. Billing and collection information is compiled on a daily basis, enabling us to monitor financial performance and operational efficiency. We generate reports for each affiliated dental practice containing information as to every visit, charge and procedure. These reports are analyzed with respect to performance and efficiencies. The management information systems function to optimize the practitioner's time through computerized scheduling.

We believe that our enhanced management information systems provide a critical competitive advantage, in that it allows us to more effectively manage a geographically diverse network of dental practices from a centralized base. Our current proprietary software enhancements, together with our capacity to develop future enhancements, uniquely positions us for future expansion of our affiliated dental practice management network. We believe this system has increased the productivity of the affiliated dental practices that have implemented it.

SCHEDULING. We implement patient scheduling systems at each of our affiliated dental practices. These systems enable us to devise daily patient schedules that maximize the efficiency of dental professionals. Patient visits are scheduled in small time increments based upon our knowledge of the time required for each type of dental procedure. In addition, office hours of each affiliated dental practice are tailored to meet the needs of its patient population. We believe that our scheduling systems result in more efficient patient flow, thereby increasing productivity and patient volume.

MANAGEMENT, LICENSING, AND COLLABORATION AGREEMENTS

As part of a delivery network of multi-specialty dental care, we provide management and licensing services to our affiliated dental practices under long-term management service and license agreements. Under the terms of the management service agreements, we bill and collect patient receivables and provide all administrative and management support services to our affiliated dental practices. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, and related support personnel. Licensing services are generally provided by Dental Care Alliance and include marketing, advertising and purchasing. We have also entered into a collaborative Internet arrangement with Dental X Change, Inc. and Bessemer Venture Partners which is designed to create an integrated web portal for both dentists and patients throughout the United States.

GENTLE DENTAL MANAGEMENT AGREEMENTS. Gentle Dental Service Corporation has entered into long-term management agreements with affiliated dental practices under which we are the exclusive administrator of all non-clinical aspects of the dental practices conducted by the affiliated dental practices, providing facilities, equipment, staffing, management support and other ancillary services. Under these management agreements, we:

- provide all facilities and equipment used by the affiliated dental practices;
- bill and collect all receivables on behalf of the affiliated dental practices;
-    purchase and provide all supplies;
- provide all clerical, accounting, payroll, human resources, computer and other non-dental support personnel;
-    supervise and maintain custody of all business records;
-    provide management information reports;
- assist with market research and plan and implement marketing and advertising programs;
- negotiate contracts on behalf of the affiliated dental practices with managed care payors or other third parties; and
-    assist in the recruitment of dentists.

In addition, although we establish guidelines for hiring and compensating dentist and clinical personnel, such responsibility remains with the affiliated dental practices. Specifically, the affiliated dental practices are responsible for:

-    hiring and compensating dentists and other dental professionals;
-    purchasing and maintaining malpractice insurance;
-    maintaining patient records; and
-    ensuring that dentists have the required licenses and other certifications.

In addition, the affiliated dental practices are exclusively in control of all aspects of the practice of dentistry and the delivery of dental services.

As compensation for all services provided under the management agreements, we receive service fees from the affiliated dental practices, typically equal to reimbursement of expenses incurred in the performance of our obligations under the management agreement, plus an additional fee equal to a percentage of the net revenues of each affiliated dental practice, as defined. However, in a few instances, management agreements provide for a flat percentage of the net revenues of the affiliated dental practice, as defined in those agreements. We collect ongoing service fees out of the cash collections of the affiliated dental practice, or, under certain management agreements, out of receivables assigned to us by the affiliated dental practices. The management agreements each have an initial term of 40 years with automatic extensions ranging from five years to ten years thereafter, unless either party gives notice before the end of the term.

The management agreements are not subject to early termination by the affiliated dental practices unless we are the subject of bankruptcy proceedings or materially breach the management agreement and do not cure the breach following notice. Certain management agreements have additional termination events, including the refusal to comply with the decisions of the joint operating committee, failure to pay the management fee, and a material change in applicable federal or state law.

DENTAL CARE ALLIANCE MANAGEMENT AGREEMENTS. Dental Care Alliance has entered into management agreements with affiliated dental practices under which we provide comprehensive administrative and business services and support to the affiliated dental practices. Under these management agreements we:

- assist in the identification of areas in which the performance of affiliated dental practices and their dental professionals can be improved to increase revenues and operating income;
-    provide, maintain and repair all offices, equipment and furnishings;
- employ all non-professional personnel necessary for the operation of the affiliated dental practices;
-    provide payroll services;
- implement standard business systems and procedures and provide or facilitate systems and efficiencies training;
- order all general business inventory and supplies required by the affiliated dental practices and handle accounts payable;
- establish and maintain information systems and provide accounting and bookkeeping services;
- monitor compliance with rules and regulations applicable to the affiliated dental practices business;
-    provide marketing assistance; and
- provide assistance in billing and collections, all to the extent permitted by law.

The management agreements provide that the affiliated dental practices are responsible for, among other things:

-    employing and supervising all affiliated dentists and dental hygienists;
- complying with all laws, rules and regulations relating to affiliated dentists and dental hygienists;
-    participating in quality assurance/utilization review programs;
-    maintaining proper dental patient records;
-    obtaining and maintaining professional liability insurance; and
-    any other requirements to carry out the practice of dentistry.

Under the terms of the management agreements, the affiliated dental practices are required to indemnify, hold harmless and defend us from and against any and all claims from negligent or intentional acts or omissions, including the performance of dental services, by the affiliated dental practices and their employees. We are required to indemnify, hold harmless and defend the affiliated dental practices from and against any and all claims resulting from our negligent or intentional acts or omissions.

As compensation for our management services under the management agreements, we earn a management fee equal to 63% to 74% of the net collected revenues earned by the affiliated dental practices. We pay all of the operating and nonoperating expenses incurred by the affiliated dental practices except for:

-        salaries and benefits to the affiliated dentists and dental hygienists;

-        licensing fees paid to us;
- debt and asset carrying costs related to the acquisition of the dental practice; and
- any other direct cost to the affiliated dental practices not covered under the management agreement.

The management agreements have 25-year terms, with automatic annual one-year renewals, and are terminable by either party for cause or upon the insolvency of the other party. In the event of a material default by the affiliated dental practices or the owner of the affiliated dental practice, we have the option to cause the sale of all of the stock or all of the assets of the affiliated dental practices to a licensed dentist designated by us. In such an event, the owner of the affiliated dental practice receives the proceeds of the sale, subject in certain cases to preset formulas, less any amounts owed as a result of the default. The affiliated dental practices or the owner of the affiliated dental practice may terminate the management agreement without cause provided the practice is sold to a dentist acceptable to us, who either assumes the old agreement or mutually negotiates a new agreement. The management agreements provide that they shall be amended by the parties in the event of any regulatory matters affecting the validity of the management agreement in a manner necessary to bring the management agreements into compliance.

During the terms of the management agreements, we and the affiliated dental practices agree not to disclose certain confidential and proprietary information regarding the other. The affiliated dental practices are required under the management agreements to use their best efforts to enter into and enforce written employment agreements with each of their professional employees containing covenants not to compete with the affiliated dental practice in a specified geographic area for a specified period of time, generally from one to three years after termination of the employment agreement. The employment agreements generally provide for injunctive relief in the event of a breach of the covenant not to compete. However, the affiliated dental practices' ability to enforce such covenants is uncertain.

DENTAL CARE ALLIANCE LICENSE AGREEMENTS. Dental Care Alliance has two forms of license agreements. The long form license agreements generally have terms of five years, with automatic five-year renewal terms, while the short form license agreements have terms that are coterminous with the related management agreements. In consideration for the payment of a monthly license fee, which has generally ranged from $600 to $1,200, the licensee is entitled to identify its affiliated dental practice as a member of our network, participate in our marketing programs, utilize our discounted purchasing capabilities, and use one or more of our service marks, logo types and commercial symbols. The long form license agreements also provide for a monthly advertising fee of $1,000 which, if collected, would be used for general marketing, advertising and promotion of the Company's network and such licensed symbols. The manner in which the licensee intends to use such licensed symbols must be approved by us in advance.

The short form license agreements terminate immediately upon the termination of the related management agreement, and termination is governed by the provisions thereof. We may terminate the long form license agreements upon cancellation of, or failure to renew, the lease for the premises of the related affiliated dental practice, the bankruptcy of the associated licensee or upon the occurrence of certain other events set forth in the license agreement. The long form licensees may terminate their license agreements for cause at any time or without cause during the 30-day period commencing on the first anniversary of the execution of the agreement. Any other termination by the long form licensee constitutes a breach of the license agreement.

DENTAL X CHANGE, INC. COLLABORATION AGREEMENT

On September 3, 1999, we entered into a seven year collaborative Internet strategy agreement with Dental X Change, Inc. Dental X Change is a commercial Internet company servicing the professional dental market. Services provided by Dental X Change include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. The collaboration agreement will assist us to utilize the Internet to:

- increase interaction and the flow of information between InterDent and its affiliated dental practices;
- facilitate communication between InterDent's affiliated dental practices and patients;
-    facilitate communication between InterDent and its investors; and
- provide non-affiliated dental practices with access to business information developed by InterDent.

In exchange for our cash contribution of $1,020,000, we received 1,000,000 shares of Series A Convertible Preferred Stock. Additionally, we received 1,949,990 shares of Dental X Change common stock and a warrant to purchase 4,054,010 additional shares of Dental X Change common stock at $.10 per share. Currently, we have a less than 20% investment in Dental X Change. Under the terms of the collaboration agreement, InterDent, among other things:

- will use all reasonable commercial efforts to cause the affiliated dental practices to utilize Dental X Change's Internet based shopping system for ordering and purchasing all their dental supplies, dental products and training and educational materials;
- granted an exclusive license to Dental X Change to use, modify and create from InterDent's Compass System a web-enabled Compass System;
- will use Dental X Change's listing and referral service on the Internet for offices of our affiliated dental practices and their respective affiliated dentists; and
- will use Dental X Change's recruitment services and help wanted classifieds as a primary source for recruitment on the Internet.

In exchange for InterDent's commitments and in addition to the issuance of Dental X Change common stock and warrants, Dental X Change, among other things:

- will develop a web-enabled Compass System within a commercially reasonable time and market and license the system to third parties;
- will host InterDent's internet website and provide web site development services for InterDent;
- grant InterDent a non-exclusive license, with a right to sublicense to InterDent's affiliated dental practices, to use the web-enabled Compass System for internal purposes free of charge.

GOVERNMENT REGULATION

GENERAL. The practice of dentistry is regulated extensively at both the state and federal level. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation and state insurance regulation. Although we believe that our operations comply in all material respects with the laws to which they are subject, there can be no assurance that a review of our business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect operations or that the regulatory environment will not change, requiring us to reorganize, change our methods of reporting revenues and other financial results or restrict existing or future operations. Any such change could have a material adverse effect on our business, financial condition and results of operations.

Every state imposes licensing and other requirements on individual dentists and dental facilities and services. In addition, federal and state laws regulate HMOs and other managed care organizations for which dentists may be providers. In connection with our operations in existing markets and expansion into new markets, we may become subject to compliance with additional laws, regulations and interpretations or enforcement thereof. Our ability to operate profitably will depend in part upon our and our affiliated dental practices obtaining and maintaining all necessary licenses, certifications and other approvals and operating in compliance with applicable health care regulations.

Dental practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, these standards have not had any material adverse effect on the operations of the affiliated dental practices. We believe that we and our affiliated dental practices are in compliance in all material respects with applicable federal, state and local laws and regulations relating to safety and health.

CORPORATE PRACTICE OF DENTISTRY; FEE SPLITTING. The laws of many states prohibit, by statute or under common law, dentists from splitting fees with non-dentists and prohibit non-dental entities such as us from engaging in the practice of dentistry or employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry as well as the interpretation of those restrictions by state regulatory authorities vary from state to state. The restrictions are generally designed to prohibit a non-dental entity from:

-        controlling the professional practice of a dentist;
- employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants); and
- controlling the content of a dentist's advertising or sharing professional fees.

A number of states limit the ability of a person other than a licensed dentist to own equipment or offices used in a dental practice. However, the states in which we conduct our business do not currently impose such limitations. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease. Some states also prohibit a dentist from operating more than two dental offices. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental assistants.

We provide management and administration services to dental practices, and believe that the fees we charge for those services are consistent with the laws and regulations of the jurisdictions in which we operate. We do not control the clinical aspects of the practice of dentistry or employ dentists to practice dentistry, except as permitted by law. Moreover, in states in which it is prohibited, we do not employ dental hygienists or dental assistants. We believe that our operations comply in all material respects with the above-described laws to which we are subject. However, there can be no assurance that a review of our business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect our operations. Furthermore, there can be no assurance that the regulatory environment will not change, requiring us to reorganize or restrict our existing or future operations.

The laws regarding fee-splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of our business or our relationships with dentists or affiliated dental practices will not be successfully challenged or that the enforceability of the provisions of any management agreement will not be limited. The laws and regulations of certain states in which we may seek to expand may require us to change the form of our relationships with affiliated dental practices. Such a change may restrict our operations or the way in which providers may be paid or may prevent us from acquiring the non-dental assets of such practices or managing dental practices in such states. Similarly, there can be no assurance that the laws and regulations of the states in which we presently maintain operations will not change or be interpreted in the future either to restrict or adversely affect our existing or future relationships with our affiliated dental practices. Any change in our relationships with our affiliated dental practices resulting from the interpretation of corporate practice of dentistry and fee-splitting statutes and regulations could have a material adverse effect on our business and results of operations.

ANTI-KICKBACK AND ANTI-REFERRAL LEGISLATION. Federal and many state laws prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce the referral of a person for services reimbursable under Medicare, Medicaid or other federal and state health care programs. Further restrictions include the reimbursement by such regulatory agencies for the furnishing or arranging for the furnishing of items or services, the purchase, lease, order, arranging or recommending purchasing, leasing or ordering of any item. These provisions apply to dental services covered under the Medicaid program in which we participate. The federal government has increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws, and in many cases these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries.

The applicability of these federal and state laws to transactions in the health care industry such as those to which we are or may be a party has not been the subject of judicial interpretation. There can be no assurance that judicial or administrative authorities will not find these provisions applicable to our operations, which could have a material adverse effect on our business. Under current federal law, a physician or dentist or member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or dentist has an ownership or investment interest, unless such an applicable exception is available. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies. Any future expansion of these prohibitions to other health services could restrict our ability to integrate dental practices and carry out the development of our network of affiliated dental practices.

Noncompliance with, or violation of, either the anti-kickback provisions or restrictions on referrals can result in exclusion from the Medicare and Medicaid programs as well as civil and criminal penalties. Similar penalties apply for violations of state law. While we make every effort to comply with the anti-kickback and anti-referral laws, a determination of violation of these laws by us or our affiliated dental practices could have a material adverse effect on our business, financial condition and results of operations.

STATE INSURANCE LAWS AND REGULATIONS. There are also certain regulatory risks associated with our role in negotiating and administering managed care and capitation contracts. There are risks, particularly in instances where the dental care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered dental care services to patients covered under the contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As we or our affiliated dental practices contract with third-party payors, including self-insured plans, for certain non-fee-for-service arrangements, we or our affiliated dental practices may become subject to state insurance laws. Revenues could be adversely affected in the event we or our affiliated dental practices are determined to be subject to licensure as an insurance company or required to change the form of their relationships with third-party payors and become subject to regulatory enforcement actions.

HEALTH CARE REFORM PROPOSALS. The United States Congress and state legislatures have considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what legislative proposals will be adopted in the future, if any, or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. Health care reform legislation adopted by Congress or the legislatures of states in which we do business, as well as changes in federal and state regulations could have a significant effect on the health care industry and, thus, potentially materially adversely affect our operations and those of our network of affiliated dental practices.

REGULATORY COMPLIANCE. We regularly monitor developments in laws and regulations relating to dentistry. We may be required to modify our agreements, operations or marketing from time to time in response to changes in business, statutory and regulatory environments. We plan to structure all of our agreements, operations and marketing in accordance with applicable law, although there can be no assurance that our arrangements will not be successfully challenged or that the required changes may not have a material adverse effect on operations or profitability.

COMPETITION

We compete with other dental practice management companies seeking to affiliate with dental practices in the highly competitive dental practice management industry. We believe that the industry will become more competitive as it continues to develop. Key factors of competition currently include:

-    acquisition methods and models;
-    the reputations of the dental practices within dental care networks;
-    the scope of services provided by dental care networks;
-    management experience and expertise;
- the sophistication of management information, accounting, finance and other systems; and
-    network operating methods.

We believe that we have a competitive advantage to effectively compete in each of these areas.

We currently compete with other dental practice management companies in our existing markets. There are also a number of dental practice management companies currently operating in other parts of the country which may enter our existing markets in the future. Many of such competitors and potential competitors have substantially greater financial resources than us, have established large dental practice networks, or otherwise enjoy competitive advantages which may make it difficult for us to compete against them or enter into additional management agreements on terms acceptable to us. In addition, as we seek to expand our operations into new markets, we are likely to face competition from dental practice management companies which already have established a strong presence in such markets.

The business of providing dental services is highly competitive in each of the markets in which our affiliated dental practices operate or in which operations are contemplated. The primary bases of such competition are quality of care and reputation, marketing exposure, convenience and traffic flow of location, relationships with managed care entities, appearance and usefulness of facilities and equipment, price of services and hours of operation. The affiliated dentist practices compete with other dentists who maintain single or satellite offices, as well as with dentists who maintain group practices, operate in multiple offices or are members of competing dental practice management networks. Many of those dentists have established practices and reputations in their markets. In addition to competing against established practices for patients, the affiliated dental practices compete with such practices in the retention and recruitment of general dentists, specialists and hygienists. If the availability of dentists begins to decline in our existing or targeted markets, it may become increasingly difficult to attract and retain the dental professionals to staff the affiliated dental practices. There can be no assurance that our affiliated dental practices will be able to compete effectively with such other practices.

INSURANCE

We carry comprehensive liability and extended coverage insurance. Our affiliated dental practices carry professional liability and general liability insurance. Such insurance coverage's are expanded to include all additional practices that we develop or affiliate, with policy specifications, insured limits, and deductibles customarily carried for similar dental practices.

SERVICE MARK

Our network of affiliated dental practices in Oregon and Washington are operated and marketed under the name "Gentle Dental." Other affiliated practices may or may not use such name depending upon each affiliated practice's name recognition and other local market conditions. Gentle Dental is a federally registered service mark owned by us. On April 19, 1989, the Company's predecessor acquired title to the federal registration of this service mark as originally issued on October 26, 1982. As part of the purchase, the seller was granted an exclusive personal license to use the mark for the sale of dental services in practices owned or controlled by the seller in the Boston, Massachusetts, Baltimore, Maryland, and Washington, D.C. metropolitan areas. Such license expired on April 19, 1999. As a result, we could not use the mark in those markets until such license expired. We also recognize that there are numerous other practices across the country using the name Gentle Dental. Any entity that commenced use of our mark before October 26, 1982, may have rights to the mark in its geographic market superior to our rights. Given the costs and inherent uncertainties of service mark litigation, there can be no assurance that we can successfully enforce our service mark rights in any particular market.

EMPLOYEES

We have entered into an agreement with an unrelated third party co-employer pursuant to which a significant number of our administrative and support staff located in certain of our affiliated dental practices as well as certain of our corporate office management and staff are co-employed. As of December 31, 1999, we employed or co-employed approximately 3,520 persons, consisting of 1,324 dental assistants, 1,190 dental office staff, and 130 executive and administrative staff.

In addition, a significant number of our affiliated dental practices have entered into an agreement with the co-employer pursuant to which an affiliated dental practice and the co-employer co-employ all professional staff. As of December 31, 1999, such affiliated dental practices, in the aggregate, employed or co-employed approximately 927 dental professionals, consisting of 628 dentists and 299 dental hygienists. We, or our affiliated dental practices, as the case may be, are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting co-employees while the co-employer is responsible for:

- payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll, taxes and related matters;
- risk management, including on-site safety inspections, monitoring, training and workers' compensation claim management and administration;
-        administering benefit plans; and
-        human resource consulting and expertise on other human resource issues.

The agreements with the co-employer are terminable by either party without cause on 30 days written notice, or for cause on 24 hours written notice.

Also, as of December 31, 1999, approximately 130 clerical personnel and dental assistants employed by certain affiliated dental practices with us were subject to collective bargaining agreements that expire in 2000. These agreements are presently due for negotiation. In addition, we have assumed obligations under collective bargaining agreements by and between certain labor unions and some or all of the non-professional employees servicing six of our other affiliated dental practices. We have entered into contracts with certain labor unions in Michigan (where certain of our managed professional associations operate), pursuant to which we have agreed that such managed professional associations in Michigan will treat such unions' members at specified discounts. In addition, the National Labor Relations Board has ruled that we must engage in collective bargaining relating to certain of our non-dental professional employees working at another of our affiliated dental practices. Finally, our non-management employees at one other affiliated dental practice have voted in favor of unionizing and entering into a collective bargaining agreement with us. We are still in the process of negotiating this agreement.

ITEM 2.  PROPERTIES.

The dental practice and business offices in our network are generally leased from various parties pursuant to leases with remaining terms ranging through 2015. Several of the leases have options to renew, and we expect to renew or replace leases as they expire. Our corporate headquarters is located in leased office space in El Segundo, California. We also maintain executive offices in leased office space in Vancouver, Washington, and in Sarasota, Florida. In connection with the amendment of the management agreements with Oregon and Washington professional corporations, we acquired an office building located in Hazel Dell, Washington which is occupied by one of our clinical office locations.

ITEM 3.  LEGAL PROCEEDINGS.

On October 22, 1999, we announced the signing of a definitive merger agreement between InterDent and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of InterDent's management, including
Michael Fiore, Co-chairman and CEO, and Steven Matzkin, DDS, Co-chairman, President, and Chief Dental Officer. Additionally, existing investors in InterDent, the Sprout Group and Chase Capital Partners, intend to participate in the transaction by maintaining ownership in the company. Under the terms of the agreement, InterDent stockholders at the date of the transaction will receive $9.50 per share in cash. Completion of the transaction is subject to stockholder approval, receipt of regulatory approvals, and completion of debt financing required to fund the transaction, valued at approximately $325 million

Between October 25 and December 28, 1999, certain of our officers and directors, and Leonard Green & Partners were named as defendants in civil suits filed on behalf of certain owners of our Common Stock relating to the merger. Six suits were filed in the Court of Chancery in the State of Delaware, New Castle County and two in the Los Angeles County Superior Court in the State of California. The lawsuits purport to be brought on behalf of the holders of Common Stock and allege claims of breach of fiduciary duty and aiding and abetting such breach in connection with the merger. In general, the plaintiffs allege that:

- the merger consideration is unjust and inadequate in that the intrinsic value of shares of Common Stock is allegedly greater than the merger consideration, in view of our prospects;
-    the merger consideration includes an inadequate premium; and
- the merger consideration is designed to cap the market price of the shares of Common Stock before the trading price for the shares of Common Stock could recover from an alleged temporary downturn in the market.

The lawsuits also generally seek an injunction of the merger (or, if it is consummated, rescission thereof), compensatory and other damages, and an award of attorneys' fees and expenses. The lawsuits seek certification of a plaintiff's class. The five lawsuits in Delaware have been consolidated into one action captioned IN RE INTERDENT, INC. STOCKHOLDERS LITIGATION, consolidated C.A. 1796NC.

We have sought coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover all potential liabilities and costs that may be incurred. We intend to engage in a vigorous defense in these matters. Nevertheless, due to the uncertainties in litigation, the ultimate disposition of such litigation cannot be presently determined. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in our consolidated financial statements. An adverse outcome could be material to our financial position, results of operations and liquidity and could prevent our ability to complete the merger.

To the knowledge of our management, neither we nor our affiliated dental practices are currently subject to any other material litigation or threatened litigation against us or affiliated dental practices other than routine litigation arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business, financial condition or results of operations. Nevertheless, due to the uncertainties in litigation, the ultimate disposition of such litigation cannot be presently determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is listed on the Nasdaq National Market under the symbol "DENT." Our Common Stock began trading on March 12, 1999, upon the consummation of the business combination between Dental Care Alliance and Gentle Dental Service Corporation. Prior to that date, there was no established trading market for the Common Stock. The following table sets forth, for the periods indicated, the highest and lowest per share sales price for our Common Stock as reported on the Nasdaq National Market. Stockholders are encouraged to obtain current market quotations:

                                                     High           Low
1999                                              ---------      --------
First Quarter (commencing March 12, 1999)         $ 5.8250       $ 4.0000
Second Quarter                                      9.3125         4.5000
Third Quarter                                       9.1250         6.0750
Fourth Quarter                                      8.9375         7.1250

As of March 15, 2000 there were approximately 184 holders of record of InterDent, Inc. common stock.

The payment of dividends is within the discretion of the Board of Directors; however, we intend to retain earnings from operations for use in the operation and expansion of our business and do not expect to pay cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations. In addition, our senior credit lender currently prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

The following tables set forth selected historical financial data and other operating information for InterDent and its predecessor corporations, Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") for each of the fiscal years in the five-year period ended December 31, 1999. The selected financial information for each of the years in the four-year period ended December 31, 1999 has been derived from the Consolidated Financial Statements of InterDent. The selected financial information had been presented on a combined basis for 1995 and has been derived from the separate financial statements of GDSC and DCA, as independently audited. This selected financial information should be read in conjunction with the Consolidated Financial Statements of InterDent and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                             1999             1998             1997             1996              1995
                                       --------------    -------------    -------------    --------------    ------------
OPERATING RESULTS:
  Total Revenues                       $    231,610      $   134,658      $    51,282      $   16,051        $   10,557
  Restructure and merger costs                8,816            3,994            1,809              --                --
  Operating income (loss)                    13,973            5,993           (2,110)         (1,321)              864
  Net income (loss) attributable to
    common stock                              5,222            1,248           (3,827)         (2,013)              332
  Net income (loss) per share
    attributable to common stock -
    Basic                                      0.26             0.06            (0.31)          (0.25)             0.04
  Net income (loss) per share
    attributable to common stock -
    diluted                            $       0.23      $      0.06      $     (0.31)     $    (0.25)$            0.04
                                       ==============    ==============   ==============   ==============    ============

BALANCE SHEET DATA:
  Total Assets                         $    241,213      $   165,134      $    72,972      $   26,396        $   10,949
  Long-term debt and capital lease
   obligations                              120,763           67,097           15,240           2,394             2,897
  Total redeemable common and
   preferred stock                            1,796            2,102            2,130          13,254               711
  Total shareholders' equity           $     75,895      $    68,990      $    43,949      $    3,086        $    4,109
                                       ==============    ==============   ==============   ==============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 1999, we provided comprehensive management services to a dental practice network which employed 677 dentists, including 148 specialists, practicing out of 226 dental offices and 1,947 operatories in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania and Washington.

Our practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The dentists affiliated through our network of affiliated dental practices provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics. Our strategic objective is to maintain and expand our leadership position in the dental practice management industry. To achieve this objective, we seek to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks. The key elements of our strategy are as follows:

-        provide convenient, comprehensive dental care;
-        focus on quality of patient care;
-        establish a comprehensive dental care network;
-        achieve operational efficiencies and enhance revenue;
-        integrate and leverage management information systems;
-        expand patient volume through proactive marketing; and
-        capitalize on managed care expertise.

As part of a delivery network of multi-specialty dental care, we provide management and licensing services to our affiliated dental practices under long-term management service agreements. Under the terms of the management service agreements, we bill and collect patient receivables and provide all administrative and management support services to our affiliated dental practices. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, and related support personnel. Licensing services include marketing, advertising and purchasing.

As compensation for services provided under management service agreements, we receive management fees from our affiliated dental practices. Depending upon the individual management service agreement provisions, the management fee is calculated based upon one of two methods. Under one method, the management fee is equal to reimbursement of expenses incurred in the performance of our obligations under the management service agreements, plus an additional fee equal to a percentage of the net revenues of the affiliated dental practices. Under the other method, the management fee is a set percentage of the net revenues of the affiliated dental practices.

The management service agreements have initial terms ranging from 25 to 40 years with automatic extensions, unless either party gives notice before the end of the term. The management service agreements are not subject to early termination by the affiliated dental practices unless we are the subject of bankruptcy proceedings or we materially breach the management service agreements and do not cure the breach following notice. Certain management service agreements have additional termination events, including the refusal to comply with the decisions of the joint operating committee, failure to pay the management fee, and a material change in applicable federal or state law.

RESULTS OF OPERATIONS

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. Our consolidated financial statements, included elsewhere herein, are prepared in conformity with the consensus reached in EITF 97-2.

Under those circumstances where the management service agreements meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those affiliated dental practices are included in our consolidated financial statements included elsewhere herein. Accordingly, our consolidated statements of operations include the dental practice net patient revenue and related expenses of those affiliated dental practices. In instances where the management service agreements have not met the criteria for consolidation, we do not consolidate the accounts of the affiliated dental practices. Accordingly, our consolidated statements of operations exclude the dental practice net patient revenues and expenses of these affiliated dental practices. Rather, our consolidated statements of operations include only our net management fees generated from those management service agreements and our expenses incurred in the performance of our obligations under those management service agreements. The following discussion highlights changes in historical revenues and expense levels for the three-year period ended December 31, 1999, as reported in our consolidated financial statements and the related notes thereto appearing elsewhere herein.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 146 current clinical locations through December 31, 1999 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $188.1 million for 1999 compared to $103.1 million for 1998, representing an 82.4% increase of $84.9 million. We are pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this revenue growth is due to the addition of 30 affiliated dental practices during 1998 and 1999, representing 104 current clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements.

We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of December 31, 1998, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 1999 increased by approximately 10% when compared to revenue for 1998.

NET MANAGEMENT FEES. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 80 current unconsolidated affiliated dental practice clinical locations through December 31,1999. Net management fees were $42.5 million for 1999 compared to $30.8 million for 1998, representing a 38.0% increase of $11.7 million. We are pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this growth is related to the addition of 51 affiliated dental practice clinical locations during 1998 and 1999.

LICENSING AND OTHER FEES. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. Licensing and other fees were $1.0 million for 1999 compared to $0.7 million for 1998, representing a 41.2% increase of $0.3 million. This increase is entirely attributed to the addition of 48 unconsolidated affiliated dental practice clinical locations during 1998 and 1999.

PRACTICE OPERATING EXPENSES. Practice operating expenses represent the direct costs associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

- CLINICAL SALARIES AND BENEFITS AND PROVIDER COSTS include all patient service provider staff compensation and related payroll costs at the consolidated affiliated dental practices, including dentists, hygienists and dental assistants, and dental assistants for the unconsolidated affiliated dental practices;

- PRACTICE NON-CLINICAL SALARIES AND BENEFITS COSTS include all staff compensation and related payroll costs at all dental and regional facilities other than dentists, hygienists, and dental assistants;

- DENTAL SUPPLIES AND LAB COSTS include all direct supply costs in the performance of patient treatment programs;

- PRACTICE OCCUPANCY EXPENSES include facility leases, property taxes, utilities, janitorial services, repairs and maintenance; and

- PRACTICE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES include general office, advertising, professional services (excluding dentistry), office supplies, bank processing fees, local taxes, insurance, bad debt expense, and other miscellaneous costs at the dental facilities and regional centers.

Practice operating expenses have increased significantly during 1999 compared to 1998. Practice operating expenses were $186.9 million for 1999 compared to $110.7 million for 1998, representing a 68.9% increase of $76.2 million. The majority of this increase in practice operating expenses is due to the addition of 53 affiliated dental practices (representing 155 current clinical locations) during 1998 and 1999, as a result of our aggressive expansion strategy. Of the 53 affiliated dental practice clinical locations added in 1998 and 1999, 30 have management services agreements that meet the EITF's consolidation requirements.

During 1999, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to 1998, and as a result, we have reported improvements in the reduction of total practice operating expenses as a percentage of net revenues. As a percentage of net revenues, practice operating expenses for 1999 were 80.7% compared to 82.2% for 1998. This overall reduction in practice operating expenses is a result of the successful implementation of our operating model at existing facilities and the proven strong operational and financial track records of our current affiliated dental practices. As a result, the overall practice operating margin for 1999 was 19.3% compared to 17.8% for 1998.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $11.9 million for 1999 compared to $8.6 million for 1998, representing a 38.4% increase of $3.3 million.

The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As a result, corporate selling, general and administrative expenses as a percentage of net revenues have steadily declined. Corporate selling, general and administrative expenses for 1999 were 5.1% of net revenues as compared to 6.4% for 1998.

CORPORATE RESTRUCTURE AND MERGER COSTS. We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as a pooling-of-interests. As a result of the business combination, we recorded corporate restructuring and merger costs of $7.2 million for 1999. Approximately $3.3 million of the total expense relates to merger costs consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing costs, and other costs. The remaining $3.9 million relates to our restructuring plan, including charges for employee related costs and the redirection of certain duplicative operations and systems costs. No additional costs are anticipated as a result of the business combination.

On October 22, 1999, we announced the signing of a definitive merger agreement between InterDent and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of InterDent management. We recorded direct merger expenses of $1.6 million associated with this agreement. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees. Additional costs as a result of the anticipated merger will be expensed in 2000, as incurred.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $10.0 million for 1999 compared to $5.4 million for 1998. This increase of 85.7% is primarily due to additional property and equipment, intangible costs assigned to management services agreements and goodwill associated with dental practice affiliations completed in 1998 and 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

INTEREST EXPENSE. Interest expense was $6.9 million for 1999 compared to $2.4 million for 1998, representing a 185.6% increase of $4.5 million. This increase in interest expense was due to additional debt incurred under our credit facility and private placement to complete the rapid expansion of additional affiliated dental practices throughout 1998 and 1999. It is anticipated that future acquisitions will require additional borrowings under our existing credit facility but may be offset by any future raising of equity capital. Accordingly, we anticipate that interest expense will increase throughout future periods.

PROVISION FOR INCOME TAXES. We recorded a net tax expense of $2.0 million in 1999 on income before income taxes of $7.2 million, compared to income tax expense of $2.3 million on income before income taxes of $3.6 million in 1998. Our effective tax rate for federal and state income taxes during 1999 was 27.8% compared to our statutory rate of approximately 40%. Our effective tax rate was substantially lower primarily due to operating loss carryforwards utilized during 1999, partially offset by certain acquisition and merger related expenses that are not deductible for income tax purposes. For 2000, we expect the annual effective tax rate to approximate our statutory rate of approximately 40%.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue was $103.1 million for 1998 compared to $29.3 million for 1997, representing a 252% increase of $73.8 million. Of this growth, $49.2 million is primarily due to the addition of six affiliated dental practices in 1997 and the addition of 13 affiliated dental practices in 1998, representing 63 current affiliated dental practice clinical locations. These affiliated dental practices have management service agreements that meet the EITF consolidation requirements. The remaining growth of $24.6 million is due to the consolidation of the operating results of certain Oregon and Washington affiliated dental practices during 1998 as a result of their new management service agreements dated January 1, 1998. These contracts met the EITF criteria for consolidation.

NET MANAGEMENT FEES. Net management fees were $30.8 million for 1998 compared to $21.7 million for 1997, representing a 42.3% increase of $9.2 million. Management fees increased by $21.1 million due to our aggressive expansion strategy, resulting in the addition of 49 unconsolidated affiliated dental practice clinical locations during 1998. However, such fees were offset by a reduction of $11.9 million in management fees associated with the revision of certain management service agreements of certain Oregon and Washington affiliated dental practices.

LICENSING AND OTHER FEES. Licensing and other fees were $0.7 million for 1998 compared to $0.3 million for 1997, representing a 139% increase of $0.4 million. The increase is attributable to the addition of 49 unconsolidated affiliated dental practice clinical locations during 1998.

PRACTICE AND OPERATING EXPENSES. Practice operating expenses have increased significantly during 1998 when compared to 1997. Practice operating expenses were $110.7 million for 1998 compared to $43.0 million for 1997, representing a 158% increase of $67.7 million. Most categories of practice operating expenses varied only slightly as a percentage of net revenues when comparing 1998 to 1997. During 1998, we reported improvements in the reduction of total practice operating expenses as a percentage of net revenues. As a percentage of net revenues, practice operating expenses for 1998 were 82.2% compared to 83.8% for 1997. The overall reduction in practice operating expenses is a result of the successful implementation of our operating model at existing facilities and the improvement of current affiliated dental practices. As a result, the overall practice operating margin for 1998 was 17.8% compared to 16.2% for 1997.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses were $8.6 million for 1998 compared to $6.6 million for 1997, representing a 30.7% increase of $2.0 million. The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As a result, corporate selling, general and administrative expenses as a percentage of net revenues have steadily declined. Corporate selling, general and administrative expenses for 1998 were 6.4% of net revenues as compared to 12.9% for 1997.

CORPORATE RESTRUCTURE AND MERGER COSTS. We recorded $4.0 million in corporate restructure and merger costs in 1998. Of such costs, $0.3 million relates to corporate restructure and merger costs resulting from the business combination between Gentle Dental Service Corporation and GMS Dental Group, Inc. consummated in November 1997. The remaining $3.7 million relates to merger and severance costs associated with the business combination between Gentle Dental Service Corporation and Dental Care Alliance consummated in March 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $5.4 million for 1998 compared to $2.0 million for 1997, representing a 168% increase of $3.4 million. This increase was primarily due to the addition of property and equipment, intangible costs assigned to management service agreements and goodwill associated with the addition of affiliated dental practices in 1998 and 1997.

INTEREST EXPENSE. Interest expense was $2.4 million for 1998 compared to $0.4 million for 1997, representing a 517% increase of $2.0 million. This increase in interest expense was due to the additional debt we incurred in connection with the addition of affiliated dental practices in 1998 and 1997. We also completed a private placement of debt and preferred stock in 1998 and increased our credit facility to enable us to continue the addition of affiliated dental practices.

PROVISION FOR INCOME TAXES. We recorded a net tax expense of $2.3 million in 1998 on income before income taxes of $3.6 million, compared to income tax expense of $0.2 million on a loss before income taxes of $2.6 million in 1997. In 1998, the difference in the effective tax rate from the statutory rate for the year is related to certain merger related expenses which are not deductible for income tax purposes, and the carryforward of net operating losses from certain of our subsidiaries and affiliates, for which realization was not reasonably assured. In 1997, we incurred income tax expense due to earnings in certain states, and did not recognize the benefit of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, cash and cash equivalents were $0.5 million, representing a $7.7 million decrease in cash and cash equivalents of $8.2 million available at December 31, 1998. This decline is due to the amendment to our credit facility, which allowed us to consolidate cash balances between subsidiaries and pay down the credit facility balances. Our negative working capital at December 31, 1999 of $0.5 million represents a decrease from working capital of $6.7 million at December 31, 1998. This decrease in working capital is primarily attributable to acquisition earn-out and merger and restructure payables and accruals of approximately $2.7 million (excluding amounts paid during 1999), payment of earn-out consideration, and utilization of cash to pay down borrowings under our credit facility.

Net cash provided by operations amounted to $8.3 million for 1999 compared to net cash provided by operations of $2.3 million for 1998, including merger and restructure expenses of $8.8 million and $4.0 million, respectively. The increase of net cash provided by operations during 1999 is attributed to improvements in our results of operations. Excluding such merger and restructure costs, operating income for 1999 and 1998 was $22.8 million and $10.0 million, respectively.

Net cash used in investing activities was $58.7 million for 1999. Included in the investing activities is cash paid for affiliated dental practices of $40.3 million and $7.9 million cash paid for property and equipment. Additionally, advances to unconsolidated affiliated practices of $9.7 million were performed. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve. These uses of cash in investing activities were primarily funded through borrowing under our existing credit facility. As a result, cash provided from the credit facility amounted to $49.3 million for 1999.

During 1999, we acquired substantially all of the assets of 61 affiliated dental practice clinical locations, including cash, accounts receivable, supplies and fixed assets. The addition of these affiliated dental practices has been accounted for using the purchase method of accounting. The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 1999, representing the fair value of the assets acquired, including intangible assets, was $66.2 million. Approximately $53.3 million of the purchase price has been allocated to intangible assets. The total purchase price included $41.0 million in cash (including $.7 million on deposit at December 31, 1998), $1.4 million in common stock and warrants issued or to be issued under earn-out agreements, and $23.8 million in liabilities incurred and assumed.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers possible future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. During the year ended December 31, 1999, we paid $6.3 million in additional earn-out consideration.

As of December 31, 1999, the Company had accrued $8.2 million for future earn-out payments, of which $.4 million is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $33 million and $38 million from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1.3 million to $1.5 million annually.

We have made loans to various unconsolidated affiliated dental practices in connection with their acquisition of assets of dental practices and have made working capital advances to certain unconsolidated affiliated dental practices for their operations. Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at a rate of 8.5%. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are personally guaranteed by the PA owners.

We currently have a credit facility providing a maximum credit line of $90 million. The credit facility has a revolving feature expiring on September 30, 2001, at which time it will convert into a four year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest, at the Company's option, at varying margins over LIBOR (2.25%-3.0%) or the prime rate (0.5%-1.25%), based on the level of InterDent's leverage ratio. Our credit facility requires us to pay an unused commitment fee (depending on amounts of unused available credit). This fee is based on the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding.

Our credit facility contains several covenants including restrictions on our ability to incur indebtedness; repurchase, or make dividends with respect to, our capital stock; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the credit facility requires us to notify certain lenders prior to making any acquisitions and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding a certain amount of cash and purchase price. Our obligations under the credit facility and our subsidiaries under the guarantees are secured by a security interest in certain equipment, fixtures, inventories, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

We have outstanding $30 million of 7% Subordinated Convertible Notes and $12 million of convertible Preferred Stock. The 7% Subordinated Convertible Notes have eight-year terms and are convertible into shares of our Common Stock at $9.21 for each share of Common Stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such 7% Subordinated Convertible Notes. If certain events of default occur, the 7% Subordinated Convertible Notes then outstanding will automatically convert into shares of our Series B Preferred Stock at a rate of one share of Series B Preferred Stock for each $1,000 in outstanding principal and accrued but unpaid interest on the 7% Subordinated Convertible Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The 7% Subordinated Convertible Notes and all outstanding shares of our Preferred Stock shall be automatically converted into our Common Stock (or, in the case of Series A Preferred Stock and Series C Preferred Stock, redeemed at nominal cost) if the rolling 21-day average closing market price of our Common Stock on 20 out of any 30 consecutive trading days is more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

We are authorized to issue 30,000,000 shares of Preferred Stock. Presently authorized series of our Preferred Stock include the following series:

- Series A--100 shares authorized, issued and outstanding;
- Series B--70,000 shares authorized, zero issued or outstanding;
- Series C--100 shares authorized, zero shares issued or outstanding; and
- Series D--2,000,000 shares authorized, 1,628,663 shares are issued and outstanding.

The shares of Series B Preferred Stock are convertible into shares of our Common Stock at the rate of 108.58 shares of Common Stock for each share of Series B Preferred Stock (assuming there are no declared but unpaid dividends on the Series B Preferred Stock), and the shares of Series D Preferred Stock are convertible into shares of our Common Stock on a share for share basis (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar events. The Series A Preferred Stock and Series C Preferred Stock are not convertible.

A total of 254,901 and 339,246 outstanding shares of InterDent Common Stock issued at a price of $0.45 and $0.225 per share, respectively, are subject to repurchase as a result of a subsidiary's failure to achieve certain specified performance targets through December 31, 1998. It is anticipated that these shares will be repurchased in the future.

On October 22, 1999, we announced the signing of a merger agreement with Leonard Green and Associates. Under the terms of the agreement, our stockholders (other than certain members of our management) at the date of the transaction will receive $9.50 per share in cash. Completion of the transaction is subject to stockholder approval, receipt of regulatory approvals, and completion of debt financing required to fund the transaction, valued at $325 million.

The agreement with Leonard Green and Associates contemplates the purchase of all public stock to enable the company to be private. In order to complete this transaction we need to raise capital which would enable the company to pay off its old credit facility and to buy the outstanding stock of the company. We would also obtain an expanded credit facility to enable the company to be liquid enough to continue with its rapid expansion. We are continually exploring alternatives to assure that the company has enough capital to continue its rapid growth. We currently anticipate completing the transaction in the second calendar quarter of 2000. However, there can be no assurance that the financing will be obtained to complete the transaction.

We believe that proceeds from our existing credit facility and cash flow from operations will be sufficient to fund our operations through the next fiscal year. We also believe that such funds will be sufficient to complete a number of other future dental practice affiliations and any possible future consideration to be paid. However, to execute our long term business strategy, we will require substantial additional funding through additional long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities to affiliate new practices and to expand and maintain existing affiliated practices. There can be no assurance that any such financing will be available or will be available on terms acceptable to InterDent.

YEAR 2000 COMPLIANCE

We have not experienced any significant disruptions to our financial or operating activities due to failure of our computerized systems, resulting from Year 2000 issues. Furthermore, we have no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to us or that any significant customer may be unable to purchase from us or provide timely payment of services rendered because of Year 2000 issues. Also, we have not received any notifications from regulatory agencies indicating that significant regulatory action is being or may be taken against InterDent, as a result of Year 2000 issues. Accordingly, management does not expect Year 2000 issues to have a material adverse effect on InterDent's operations or financial results in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon market LIBOR or prime rates, as discussed in Note 8 to the consolidated financial statements. To mitigate the impact of fluctuations in market rates, we lock fixed interest rates for periods of up to 180 days on portions of the outstanding credit facility balance.

At December 31, 1999, we had $79.3 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would be approximately $.8 million. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $41.9 million are at fixed rates of interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  INDEX TO FINANCIAL STATEMENTS                                                                                               PAGE
 -------------------------------                                                                                             -------
  Independent Auditors' Reports...........................................................................................    24-25

  Consolidated Balance Sheets at December 31, 1999 and 1998...............................................................    26-27

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..............................    28

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997....................    29-30

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998  and 1997.............................    31-32

  Notes to Consolidated Financial Statements..............................................................................    33-50


Independent Auditors' Report

The Board of Directors
Interdent, Inc.:


We have audited the accompanying consolidated balance sheets of Interdent, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14 (a)(27.01). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Dental Care Alliance, Inc. and subsidiaries, which financial statements reflect total assets constituting 25% as of December 31, 1998, and total revenues constituting 15% and 22% for each of the years in the two-year period ended December 31, 1998, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dental Care Alliance, Inc. and subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interdent, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                       /s/ KPMG LLP


Orange County, California
February 14, 2000

Independent Auditors' Report


To the Board of Directors and Stockholders of Dental Care Alliance, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows (not included herein) present fairly, in all material respects, the financial position of Dental Care Alliance, Inc. (the "Company") successor to Golden Care Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                       /s/ PricewaterhouseCoopers LLP


Houston, Texas
March 24, 1999

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                   ASSETS (NOTE 8)                                        1999                   1998
                                                                                   --------------------   -------------------
      Current assets:
        Cash and cash equivalents                                                  $            539       $          8,244
        Accounts receivable, net of allowances of $8,548 and $6,855 in 1999
          and 1998, respectively                                                             20,935                 10,616
        Management fee receivables                                                            6,691                  4,536
        Current portion of notes and advances receivable from professional
          associations, net                                                                     915                  1,157
        Supplies inventory                                                                    4,610                  2,887
        Prepaid expenses and other current assets                                             4,742                  3,164
                                                                                   --------------------   -------------------

                    Total current assets                                                     38,432                 30,604

        Property and equipment, net (note 5)                                                 30,273                 21,379
        Intangible assets, net (note 6)                                                     153,032                105,111
        Notes and advances receivable from professional associations, net of
          current portion                                                                    14,787                  4,062
        Other assets                                                                          4,689                  3,978
                                                                                   --------------------   -------------------

                    Total assets                                                   $        241,213       $        165,134
                                                                                   ====================   ===================

                           LIABILITIES, REDEEMABLE COMMON
                             STOCK AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Accounts payable                                                           $          7,541       $          4,223
        Accrued payroll and payroll related costs                                             7,516                  4,862
        Other current liabilities (note 7)                                                   18,573                 10,809
        Current portion of long-term debt and capital lease obligations
          (notes 8 and 14)                                                                    5,335                  4,001
                                                                                   --------------------   -------------------

                    Total current liabilities                                                38,965                 23,895

      Long-term liabilities:
        Capital lease obligations, net of current portion (note 14)                           3,494                  1,243
        Long-term debt, net of current portion (note 8)                                      87,269                 35,854
        Convertible senior subordinated debt (note 9)                                        30,000                 30,000
        Deferred income taxes (note 13)                                                       3,700                  2,914
        Other long-term liabilities                                                              94                    136
                                                                                   --------------------   -------------------

      Total long-term liabilities                                                           124,557                 70,147
                                                                                   --------------------   -------------------

                    Total liabilities                                              $        163,522       $         94,042
                                                                                   --------------------   -------------------

                                                                   (Continued)

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED
DECEMBER 31, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                          1999                   1998
                                                                                   --------------------   -------------------
      Redeemable common stock, no par value, 157,958 and 180,712 shares issued
        and outstanding in 1999 and 1998, respectively (note 10)                   $          1,796       $          2,102
                                                                                   --------------------   -------------------

      Shareholders' equity (notes 9 and 11):
        Preferred stock, 30,000,000 shares authorized:
         Preferred stock - Series A, no par value, 100 shares authorized; 100
          shares issued and outstanding in 1999 and 1998, respectively                            1                      1
         Convertible preferred stock - Series B, no par value, 70,000 shares authorized, zero shares issued and outstanding in 1999 and 1998,
          respectively                                                                           --                     --
         Preferred stock - Series C, no par value, 100 shares authorized; zero
          shares issued and outstanding in 1999 and 1998, respectively                           --                     --
         Convertible preferred stock - Series D, no par value, 2,000,000 shares authorized; 1,628,663 shares issued and outstanding in 1999
          and 1998, respectively                                                             12,089                 12,089
        Common stock, no par value, 100,000,000 shares authorized; 20,960,128 and 20,584,426 shares issued and outstanding in 1999 and 1998,
         respectively                                                                            21                     21
        Additional paid-in capital                                                           62,831                 61,129
        Shareholder notes receivable                                                           (615)                  (596)
        Retained earnings (deficit)                                                           1,568                 (3,654)
                                                                                   --------------------   -------------------

                    Total shareholders' equity                                               75,895                 68,990

      Commitments and contingencies (notes 4 and 14)                                             --                     --

                                                                                   --------------------   -------------------
                    Total liabilities, redeemable common stock and
                      shareholders' equity                                         $        241,213       $        165,134
                                                                                   ====================   ===================

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             1999                 1998                1997
                                                                       -----------------   -----------------   ------------------
          Revenues:
             Dental practice net patient service revenue               $    188,078        $     103,136       $      29,327
             Net management fees                                             42,551               30,827              21,664
             Licensing and other fees                                           981                  695                 291
                                                                       -----------------   -----------------   ------------------
                   Total revenues (note 3)                                  231,610              134,658              51,282
                                                                       -----------------   -----------------   ------------------
          Operating expenses:
             Clinical salaries, benefits and provider costs                  89,925               50,894              14,712
             Practice non-clinical salaries and benefits                     31,729               19,418               9,683
             Dental supplies and lab expenses                                27,822               17,267               7,892
             Practice occupancy expenses                                     14,078                8,884               4,525
             Practice selling, general and administrative expenses           23,390               14,234               6,178
             Corporate selling, general and administrative expenses          11,921                8,613               6,592
             Corporate restructure and merger costs (note 4)                  8,816                3,994               1,809
             Depreciation and amortization                                    9,956                5,361               2,001
                                                                       -----------------   -----------------   ------------------
             Total operating expenses                                       217,637              128,665              53,392
                                                                       -----------------   -----------------   ------------------
                   Operating income (loss)                                   13,973                5,993              (2,110)
                                                                       -----------------   -----------------   ------------------
          Nonoperating income (expense):
             Interest expenses, net                                          (6,874)              (2,407)               (390)
             Other expense, net                                                 150                  (14)                (74)
                                                                       -----------------   -----------------   ------------------
                   Nonoperating expense, net                                 (6,724)              (2,421)               (464)
                                                                       -----------------   -----------------   ------------------
          Income (loss) before income taxes                                   7,249                3,572              (2,574)
          Provision for income taxes (note 13)                                2,015                2,302                 187
                                                                       -----------------   -----------------   ------------------
                   Net income (loss)                                          5,234                1,270              (2,761)

          Dividends on redeemable convertible preferred stock                    --                   --              (1,032)
          Accretion of redeemable common stock                                  (12)                 (22)                (34)
                                                                       -----------------   -----------------   ------------------
                   Net income (loss) attributable to common stock      $      5,222        $       1,248       $      (3,827)
                                                                       =================   =================   ==================

          Net income (loss) per share attributable to common stock:
             Basic                                                     $      0.26         $       0.06        $      (0.31)
             Diluted                                                          0.23                 0.06               (0.31)
                                                                       =================   =================   ==================


See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)



                                                                    ADDITIONAL      SHAREHOLDER
                                    PREFERRED        COMMON          PAID-IN           NOTES         ACCUMULATED
                                      STOCK          STOCK           CAPITAL        RECEIVABLE         DEFICIT          TOTAL
                                  ------------   --------------   --------------   --------------   --------------   ------------
Balance, January 1, 1997           $     2        $        9       $    4,919      $      (136)     $   (1,075)       $    3,719
Convertible preferred stock -
   Series C issued for
   acquisitions                         --                --            1,156               --              --             1,156
Common stock issued in
   connection with:
   Purchase of dental assets
      from new PA affiliations          --                --              475               --              --               475
   Initial public offerings, net
      of issuance costs                 --                 5           27,307               --              --            27,312
   Other                                --                 1              676               --              --               677
Stock subscription receivable           --                --               --             (273)             --              (273)
Employee purchase plan                  --                --               17               --              --                17
Pursuant to options for
   shareholder notes
   receivable                           --                --              151             (150)             --                 1
Exercise of stock options               --                --              520               --              --               520
Stock options granted to
   nonemployees                         --                --               56               --              --                56
Conversion of convertible
   preferred stock -
   Series A, B and C into               (2)                3           12,173               --              --            12,174
   common stock
Adjustment to redemption
   value of mandatorily
   redeemable preferred stock           --                --               --               --             (11)              (11)
Conversion of mandatorily
   redeemable preferred stock           --                 1            1,784               --              11             1,796
Accrued dividends on
   mandatorily redeemable
   preferred stock                      --                --               --               --          (1,032)           (1,032)
Accretion of redeemable
   common stock                         --                --               --               --             (34)              (34)
Elimination of put rights on
   common stock                         --                --             (191)              --              --              (191)
Interest accrued on
   shareholder notes                    --                --               --              (18)             --               (18)
   receivable
Common stock issued and
   shares to be issued under
   earn-out agreements, net             --                --              356               --              --               356
Net loss                                --                --               --               --          (2,761)           (2,761)
                                  ------------   --------------   --------------   --------------   --------------   ------------

Balance, December 31, 1997         $    --        $       19       $   49,399      $      (577)     $   (4,902)      $    43,939
                                  ------------   --------------   --------------   --------------   --------------   ------------

                                                                    (Continued)

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)

                                  PREFERRED       COMMON STOCK      ADDITIONAL      SHAREHOLDER      RETAINED
                                    STOCK                           PAID-IN            NOTES         EARNINGS
                                                                    CAPITAL         RECEIVABLE       (DEFICIT)          TOTAL
                                --------------   --------------   --------------   --------------  ---------------  --------------
Preferred stock - Series A
   issued for private
   placement                    $          1     $        --      $        --      $       --       $      --        $       1
Convertible preferred stock
   - Series D issued for
   private placement, net of
   issuance costs                     12,089              --               --              --              --           12,089
Common stock issued in
   connection with:
   Purchase of dental assets
    from new PA affiliations              --               2            9,447              --              --            9,449
   Employee purchase plan                 --              --              172              --              --              172
   Exercise of stock options              --              --              126              --              --              126
Stock options granted to
   non-employees                          --              --              196              --              --              196
Accretion of redeemable
   common stock                           --              --               --              --             (22)             (22)
Interest accrued on
   shareholder notes
   receivable                             --              --               --             (19)             --              (19)
Issuance of common stock
   warrants for financing                 --              --               92              --              --               92
Common stock issued and
   shares to be issued under
   earn-out agreements, net               --              --            1,697              --              --            1,697
Net income                                --              --               --              --           1,270            1,270
                                --------------   --------------   --------------   --------------  ---------------  --------------

Balance, December 31, 1998            12,090              21           61,129            (596)         (3,654)          68,990
                                --------------   --------------   --------------   --------------  ---------------  --------------
Common stock issued in
   connection with:
   Employee purchase plan                 --              --              266              --              --              266
   Exercise of stock options              --              --               64              --              --               64
Repurchase of warrants                    --              --              (55)             --              --              (55)
Stock options granted to
   non-employees                          --              --               55              --              --               55
Accretion of redeemable
   common stock                           --              --               --              --             (12)             (12)
Interest accrued on
   shareholder notes
   receivable                             --              --               --             (19)             --              (19)
Warrants issued under
   earn-out agreements                    --              --               58              --              --               58
Common stock issued and
   shares to be issued under
   earn-out agreements, net               --              --            1,314              --              --            1,314
Net income                                --              --               --              --           5,234            5,234
                                --------------   --------------   --------------   --------------  ---------------  --------------

Balance, December 31, 1999      $     12,090     $        21      $    62,831      $     (615)      $   1,568        $  75,895
                                ==============   ==============   ==============   =============   ==============   =============


See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)


                                                                      1999                  1998                 1997
                                                               -------------------    ------------------   --------------------
     Cash flows from operating activities:
         Net income (loss)                                        $       5,234         $        1,270       $      (2,761)
         Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating
           activities:
             Depreciation and amortization                                9,956                  5,361               2,001
             Loss on disposal of assets                                      --                      4                  31
             Loss on investment in joint venture                             --                      4                 135
             Non-employee stock options granted and stock
               issued for fees and compensation                              55                     59                  56
             Interest accrued on shareholder notes
               receivable                                                   (19)                   (19)                (18)
             Amortization of deferred financing costs                       304                    204                  25
             Deferred income taxes                                         (504)                   169                  91
         Changes in assets and liabilities, net of effects of
           acquisitions:
             Accounts receivable, net                                    (5,846)                  (614)                 (6)
             Management fee receivables from Professional
               Associations                                              (1,641)                (3,610)             (1,138)
             Supplies inventory                                            (610)                  (335)               (399)
             Prepaid expenses and other current assets                     (506)                  (661)             (1,155)
             Other assets                                                  (492)                  (922)                266
             Accounts payable                                               757                   (800)                354
             Accrued payroll and payroll related costs                    1,198                    539                 423
             Accrued merger and restructure                                 288                  1,534                 853
             Other liabilities                                              155                    152                 846
                                                               -------------------    ------------------   --------------------
                   Net cash provided by (used in)
                     operating activities                                 8,329                  2,335                (396)
                                                               -------------------    ------------------   --------------------

     Cash flows from investing activities:
         Purchase of property and equipment                              (7,936)                (8,348)             (3,413)
         Net payments received (advances) on notes
           receivable from Professional Associations                        260                   (336)               (370)
         Cash paid for investment in joint venture                       (1,020)                    --                  --
         Advances to Professional Associations                           (9,685)                (3,860)               (467)
         Cash paid for acquisitions, including direct
           costs, net of cash acquired                                  (40,285)               (62,959)            (10,729)
                                                               -------------------    ------------------   --------------------

                   Net cash used in investing activities          $     (58,666)        $      (75,503)      $     (14,979)
                                                               -------------------    ------------------   --------------------

                                                                    (Continued)

INTERDENT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)

                                                                  1999                  1998                  1997
                                                           -------------------   ------------------   --------------------
Cash flows from financing activities:

    Net proceeds (payments) on short-term borrowings      $              --     $              --    $          (2,097)
    Net borrowings from credit facilities                            49,348                13,518               10,000
    Proceeds from issuance of long-term debt                             --                37,901                  327
    Payments of long-term debt and obligations under
      capital leases                                                 (6,084)               (1,319)              (3,617)
    Payments of deferred financing costs                               (589)               (1,784)                 (30)
    Proceeds from issuance of common and preferred
      stock                                                             266                15,265               28,490
    Common and preferred stock issuance costs                            --                (2,818)                (918)
    Net payments related to warrants, options, and
      put rights                                                       (309)                  (21)                 417
                                                           -------------------   ------------------   --------------------
              Net cash provided by financing
                activities                                           42,632                60,742               32,572
                                                           -------------------   ------------------   --------------------
              Increase (decrease) in cash and cash
                equivalents                                          (7,705)              (12,426)              17,197


Cash and cash equivalents, beginning of year                          8,244                20,670                3,473
                                                           -------------------   ------------------   --------------------

Cash and cash equivalents, end of year                    $             539     $           8,244    $          20,670
                                                           ===================   ==================   ====================
Supplemental disclosures of cash flow information:
      Cash paid (received) during period, net:
        Interest paid                                     $           6,996     $           2,567    $             654
        Income taxes                                                     (5)                1,899                  128
Purchase of property and equipment under capital
    leases                                                               --                    --                  278
Issuance of shareholder notes receivable                                 --                    --                  150
Interest accrued on shareholder notes receivable                         19                    19                   18
Accretion of redeemable common stock                                     12                    22                   34
Conversion of convertible preferred stock Series, A,
    B, and C into shares of common stock                                 --                    --               12,174
Conversion of mandatory redeemable preferred stock                       --                    --                1,796
Warrants issued in connection with public and private
    offerings                                                            --                    92                  150
Elimination of put rights on common stock                                --                    --                  191
Effect of acquisitions:
    Liabilities assumed or issued                                    23,830                16,353                8,887
    Common, convertible preferred stock and warrants
      issued in connection with purchase of dental
      assets from new PA affiliations                                    --                 9,449                1,635
    Common stock and warrants issued and shares to be
      issued under earn-out agreements, net              $            1,372      $          1,697    $             356
                                                          ===================    =================    ===================

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  ORGANIZATION

InterDent, Inc. ("InterDent" or the "Company"), incorporated on October 13, 1998, is a Delaware corporation headquartered in El Segundo, California. The Company is a provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Each PA employs and directs the professional dental staff and provides all of the clinical services to the patients. The Company provides management services to dental practices in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania and Washington.

As part of a delivery network of multi-specialty dental care, the Company provides management services to affiliated PAs under long-term management service agreements. Under the terms of the management service agreements, the Company bills and collects patient receivables and provides all administrative support services to the PAs. The dentists employed through the Company's network of affiliated dental associations provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics. The Company's practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The Company seeks to build geographically dense dental practice networks in selected markets through a combination of affiliating with existing dental practices and/or selectively developing new offices.

(2)  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On March 12, 1999, Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers in which each entity became a wholly owned subsidiary of InterDent, Inc. a newly formed company. These consolidated financial statements have been prepared following the pooling-of-interest method of accounting and reflect the combined financial position and operating results of GDSC and DCA (and certain PAs as discussed below) for all periods presented.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Corporate practice of medicine laws in the states in which Interdent currently operates prohibit it from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various PAs. Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these PAs.

In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the consolidated statements of operations include only the Company's net management fee revenues generated from those MSAs and the Company's expenses associated with those MSAs.

DEPENDENCE ON PAS

The Company receives fees for services provided to the PAs under MSAs. The Company's revenue is dependent on revenue generated by the PAs and, therefore, effective and continued performance of the managed dental offices during the term of the MSAs is essential to the Company's long-term success.

NET REVENUES

Revenues consist primarily of PA net patient service revenue ("net patient revenue") and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged to the unconsolidated PAs in accordance with the MSA as a percentage of the PAs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts. Such revenues are recognized as services are performed.

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payors contracts. Payments under these programs are primarily based on predetermined rates. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods, as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these contracts. In addition, a provision for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. These contractual allowances and discounts and provision for doubtful accounts are deducted from accounts receivable in the accompanying consolidated balance sheets

RECEIVABLES FROM PAS

Management fee receivables represent amounts owed to the Company from unconsolidated PAs related to revenue recorded in accordance with their MSAs and is recorded based upon the net realizable value of patient accounts receivables of the PAs. The Company reviews the collectibility of the patient accounts receivables of the PAs and adjusts its management fee receivable accordingly.

Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays existing debt, and the operations improve. The Company has an established reserve policy for advances to PAs. Based upon such factors as operational performance history and initial acquisition funding, the Company reserves against management fees and advances made to individual PAs for those practices which do not meet expectations after a certain period of time. Such reserves are increased or decreased as appropriate according to performance trends of the individual practices. The Company has established a reserve of $152 and $149 as of December 31, 1999 and 1998, respectively.

Notes receivable from PAs relate to financing of certain medical and non-medical capital additions made by certain unconsolidated PAs.

Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at a rate of 8.5%. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are personally guaranteed by the PA owners.

SUPPLIES INVENTORY

Supplies consist primarily of disposable dental supplies and instruments stored at the dental practices. Supplies are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for additions and improvements are capitalized. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Leasehold improvements are amortized over their estimated useful life or the remaining lease period, whichever is less. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the related lease term or the estimated useful lives, which are as follows:

                                                               RANGE OF LIVES
                                                                 (IN YEARS)
                                                            --------------------
               Dental equipment                                     3-15
               Computer equipment                                   3
               Furniture, fixtures, & equipment                     3-15



INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


               Leasehold improvements                               3-20
               Vehicles                                             5
               Buildings                                            25

INTANGIBLE ASSETS

Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles relate primarily to noncompetition covenants, MSAs, and goodwill associated with dental practice acquisitions. Intangibles relating to MSAs consist of the costs of purchasing the rights to provide management support services to PAs over the initial noncancelable terms of the related agreements, usually 25 to 40 years. Under these agreements, the PAs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company, which is the exclusive administrator of all non-dental aspects of the acquired PAs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements are noncancelable except for performance defaults.

Intangible assets are amortized on the straight-line method, ranging from 5 years for other intangibles to 25 years for MSAs and goodwill.

INVESTMENT

On September 3, 1999, the Company entered into a seven year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020,000, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock, and a warrant to purchase 4,054,010 additional shares of DXC common stock at $.10 per share. The investment is carried at cost in the absence of an other than temporary decline in value as the Company is not able to exercise control over DXC, and the Company's ownership is less than 20%.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to its fair value as determined from expected future discounted cash flows. No write-down of assets was recorded in the three-year period ended December 31, 1999.

FAIR VALUE OF FINANCIAL ASSETS, LIABILITIES, AND REDEEMABLE COMMON STOCK

The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of December 31, 1999 and 1998.

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

NET INCOME (LOSS) PER SHARE

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

For the years ended December 31, 1999 and 1998, dilutive potential common shares of 3,257,328 comprising of convertible subordinated debt have been excluded from the computation of diluted income per share, as their effect is anti-dilutive. For the year ended December 31, 1997, dilutive potential common shares of 589,242, consisting of convertible preferred stock, convertible subordinated debt, contingent shares, and the exercise of certain options, warrants, and put rights have been excluded from the computation of diluted loss per share as their effect is also anti-dilutive.

The following table summarizes the computation of net income (loss) per share:

                                                            1999                  1998                   1997
                                                     -------------------   --------------------   --------------------
Net income (loss) attributable to common stock -
  basic and diluted                                $            5,222    $            1,248     $           (3,827)
                                                     ===================   ====================   ====================

Basic shares reconciliation:
  Weighted average common shares outstanding               21,005,702            20,087,462             12,258,393
  Contingently repurchaseable common shares                  (568,279)             (570,890)                    --
                                                     -------------------   --------------------   --------------------

         Basic shares                                      20,437,423            19,516,572             12,258,393
                                                     -------------------   --------------------   --------------------

Convertible preferred stock                                 1,628,665             1,023,159                     --
Warrants                                                      100,731               108,888                     --
Put rights                                                     68,665                64,862                     --
Contingent shares                                               6,595                68,329                     --
Assumed conversion of options                                 306,305               440,425                     --
                                                     -------------------   --------------------   --------------------

         Diluted shares                                    22,548,384            21,222,235             12,258,393
                                                     -------------------   --------------------   --------------------

Net income (loss) attributable to common stock:
   Basic                                           $            0.26     $            0.06      $           (0.31)
   Diluted                                                      0.23                  0.06                  (0.31)
                                                     ===================   ====================   ====================

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The adoption of SFAS 130 did not have an effect on the Company's financial position or results of operations as the Company does not have components of other comprehensive income.

INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and disclose in the notes to the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to account for stock-based compensation under APB 25.

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS" 131"). SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as each of the affiliated dental practices is evaluated individually by the chief operating decision maker and considered to have similar economic characteristics, as defined in the pronouncement, and therefore are aggregated.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

(3) REVENUES

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

                                                               1999                 1998                 1997
                                                         ------------------   ------------------   -----------------
     Dental practice net patient service revenues -
       all PAs                                         $          251,310   $          147,948   $           67,649
     Less: Dental practice net patient service
       revenues - unconsolidated PAs                              (63,232)             (44,812)             (38,322)
                                                         ------------------   ------------------   -----------------
     Reported practice net patient service revenue     $          188,078   $          103,136   $           29,327
                                                         ==================   ==================   =================

     Dental practice net patient service revenues -
       unconsolidated PAs                              $           63,232   $           44,812   $           38,322
     Less: Amounts retained by dentists                           (20,681)             (13,985)             (16,658)
                                                         ------------------   ------------------   -----------------
     Reported management fees                          $           42,551   $           30,827   $           21,664
                                                         ==================   ==================   =================


(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

BUSINESS COMBINATIONS

On November 4, 1997, GMS Dental Group, Inc. merged into GDSC. In connection with the merger transaction, all of the issued and outstanding shares of GMS common stock were converted into 4,548,161 shares of common stock of GDSC. The merger has been accounted for as a pooling of interest. As a result of the merger, GDSC recorded direct merger expenses of $677. These expenses consist primarily of investment banking, accounting, legal and other advisory fees. Also, GDSC recorded a restructuring charge of $1,295, of which $1,132 was recorded in 1997 and an additional $163 was recorded when incurred in 1998. These restructure activities were completed as of December 31, 1999.

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

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The mergers have been accounted for using the pooling-of-interests method of accounting. Accordingly, the historical financial statements for the periods prior to the completion of the combination have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform the lives used in computing depreciation of equipment.

The results of operations of GDSC and DCA for the years ended December 31, 1998 and 1997 and through the date of the merger in 1999 are as follows:

                                                                  1999                1998                 1997
                                                            ----------------   ------------------   ------------------
      Dental practice net patient revenue:
         GDSC                                             $           26,048  $         103,136    $          29,327
         DCA                                                              --                 --                   --
                                                            ----------------   ------------------   ------------------
               Total                                      $           26,048  $         103,136    $          29,327
                                                            ================   ==================   ==================

      Net management fees:
         GDSC                                             $              532  $           2,186    $          14,076
         DCA                                                           6,441             28,641                7,588
                                                            ----------------   ------------------   ------------------
               Total                                      $            6,973  $          30,827    $          21,664
                                                            ================   ==================   ==================

      Net income (loss):
         GDSC                                             $            1,129  $          (1,800)   $          (3,187)
         DCA                                                             595              3,098                  420
         Adjustment to conform accounting methods                         --                (28)                   6
                                                            ----------------   ------------------   ------------------
               Total                                      $            1,724  $           1,270    $          (2,761)
                                                            ================   ==================   ==================


In connection with the GDSC and DCA mergers, the Company recorded direct merger expenses of $2,241 in the fourth quarter of 1998. These expenses consisted primarily of investment banking, accounting, legal and other advisory fees. Also, the Company recorded a restructuring charge in 1998 of $1,590. During 1999 the Company recorded additional direct merger expenses of $3,260 and additional restructuring charges of $3,932.

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. The Company has recorded direct merger expenses of $1,624 associated with this agreement. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees. Included in other current liabilities at December 31, 1999 is $250 in accrued merger costs incurred in the course of completing tasks associated with the merger transaction. See additional discussion at note 14.

The following summarizes the merger and restructure activities and remaining accrued merger and restructure liability for the GMS and GDSC and the GDSC and DCA business combinations, and Interdent and Leonard Green proposed transaction for the three-year period ended December 31, 1999:

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GMS and GDSC, GDSC and DCA, and InterDent and Leonard Green business combinations for the three-year period ended December 31, 1999:

    CORPORATE RESTRUCTURE AND MERGER COSTS:
                                                              EXPENSE DURING YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                1999           1998           1997
                                                            ------------   ------------   ------------
     GMS AND GDSC COMBINATION:
      Direct investment banking, accounting, legal
       and other advisory fees                             $          --  $          --  $         677
      Employee retention, severance and training costs                --             --            289
      Facility consolidation                                          --            163            148
      Redirection of duplicative operations,
       programs and other costs                                       --             --            695
                                                            ------------   ------------   ------------
     Total                                                            --            163          1,809
                                                            ------------   ------------   ------------
     GDSC AND DCA COMBINATION:
      Direct investment banking, accounting, legal
       and other advisory fees                                     3,260          2,241             --
      Employee retention, severance and training costs             1,019          1,535             --
      Systems integration and conversion                           2,069             --             --
      Costs to acquire InterDent name                                264             --             --
      Redirection of duplicative operations,
       programs and other costs                                      580             55             --
                                                            ------------   ------------   ------------
     Total                                                         7,192          3,831             --
                                                            ------------   ------------   ------------

     INTERDENT AND LEONARD GREEN COMBINATION:
      Direct investment banking, accounting, legal
       and other advisory fees                                     1,624             --             --
                                                            ------------   ------------   ------------
      Total corporate restructure and merger costs         $       8,816  $       3,994  $       1,809
                                                            ============   ============   ============


     ACCRUED RESTRUCTURE AND MERGER LIABILITY:
                                                            BEGINNING                               ENDING
                                                             BALANCE      EXPENSE     PAYMENTS      BALANCE
                                                           ----------   ----------   ----------   ----------
      Restructure and merger activity for the year
       ended December 31, 1997                            $        --  $     1,809  $      (956) $       853
                                                           ==========   ==========   ==========   ==========
      Restructure and merger activity for the year
       ended December 31, 1998                            $       853  $     3,994  $    (2,460) $     2,387
                                                           ==========   ==========   ==========   ==========
      Restructure and merger activity for the year
       ended December 31, 1999                            $     2,387  $     8,816  $    (8,278) $     2,925
                                                           ==========   ==========   ==========   ==========

The merger and restructure liability at December 31, 1999 and 1998 is included in other current liabilities in the accompanying financial statements.

DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

The Company and its related Washington and Oregon PAs entered into asset purchase and management service agreements (collectively, the "Agreements") on January 1, 1998. The new Agreements meet the criteria for consolidation of the PA accounts with the Company for financial reporting purposes. Under the terms of the Agreements, the Company acquired all of the fixed assets and assumed certain liabilities of the PAs.

During 1998, the Company entered into twenty-one MSAs representing 44 office locations. The MSAs have not met the EITF consolidation requirements. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of the PAs associated with these MSAs. Rather, the consolidated statements of operations include only the management fees revenues from those MSAs and the Company's expense associated with those MSAs.

During 1998, the Company also acquired substantially all of the assets of 41 dental office locations, including cash, accounts receivable, supplies and fixed assets and entered into MSAs with the PAs that met the EITF consolidation requirements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these MSAs. Additionally, the Company acquired all of the outstanding capital stock of the following entities:

- Capitol Dental Care, Inc., ("CDC") an Oregon corporation. CDC provides capitated dental services under the Oregon Health Plan pursuant to a contract with the State of Oregon Office of Medical Assistance Programs.

- Managed Dental Care of Oregon, Inc., ("MDCO"). MDCO is a dental care entity that contracts with the Oregon Health Plan pursuant to a contract with the State of Oregon Office of Medical Assistance Programs.

- Dedicated Dental Systems, Inc. ("Dedicated Dental"), a Bakersfield, California company. Dedicated Dental owns and operates 11 staff model dental offices pursuant to a license granted under the California Knox-Keene Health Care Service Plan Act of 1975.

-    Dental One Associates, Inc., a Georgia corporation ("Dental One").

The aggregate dental practice acquisition purchase price recorded by the Company during the year ended December 31, 1998, representing the fair value of the assets acquired in the above affiliations and earnout consideration accrued or paid for transactions completed in current and prior periods was $90,458. Approximately $80,357 of the purchase price has been allocated to intangible assets. The total purchase consideration included $62,959 in cash, $11,144 in common stock issued, or to be issued under earn-out agreements and $16,353 in liabilities incurred and assumed.

During 1999, the Company entered into 6 MSAs representing 12 office locations. The MSAs have not met the EITF consolidation requirements. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of the PAs

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

associated with these MSAs. Rather, the consolidated statements of operations include only the management fees revenues from those MSAs and the Company's expense associated with those MSAs.

During 1999, the Company also acquired substantially all of the assets of 49 dental office locations, including cash, accounts receivable, supplies and fixed assets and entered into MSAs with the PAs that met the EITF consolidation requirements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these.

The aggregate dental practice acquisition purchase price recorded by the Company during the year ended December 31, 1999, representing the fair value of the assets acquired in the above affiliations and earnout consideration accrued or paid for transactions completed in current and prior periods was $66,187. Approximately $53,319 of the purchase price has been allocated to intangible assets. The total purchase consideration included $40,985 in cash (including $700 on deposit at December 31, 1998), $1,372 for common stock and warrants issued, or to be issued under earn-out agreements and $23,830 in liabilities incurred and assumed.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the seller's future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of December 31, 1999, the Company had accrued $8,168 for future earn-out payments, of which $386 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $33,000 and $38,000 from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1,300 to $1,500 annually.

The above transactions have been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired are being amortized over the lesser of the term of the related MSAs or 25 years using the straight-line method. The results of operations for these practices have been included in the consolidated financial statements of the Company since the dates of their affiliation.

The following unaudited pro forma information presents the condensed consolidated results of operations as if the acquisition and related financing activities for the three-years ended December 31,1999 had occurred as of January 1, 1997. The pro forma information has been prepared for comparative purposes only, and includes only those MSAs that meet the criteria for consolidation in the Company's consolidated statements of operations. The pro forma information is not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

                                                               1999                1998                 1997
                                                         -----------------   ------------------   ------------------
As Reported:
  DP net patient service revenue                      $           188,078  $          103,136   $           29,327
  Net management fees                                              42,551              30,827               21,664
  Net income (loss) attributable to common stock                    5,222               1,248               (3,827)
  Net income (loss) per share attributed to common
    stock - Diluted                                   $              0.23  $             0.06   $            (0.31)
                                                         =================   ==================   ==================

Pro forma:
  DP net patient service revenue                      $           223,446  $          204,046   $          196,816
  Net management fees                                              43,854              33,667               16,631
  Net income attributable to common stock                           6,614               7,662                6,266
  Net income per share attributed to common
    stock - Diluted                                   $              0.29  $             0.35   $             0.35
                                                         =================   ==================   ==================

Income (loss) amounts reflected above include the effect of merger and restructure costs of $8,816, $3,994 and $1,809 during the years ended December 31, 1999, 1998 and 1997, respectively, as outlined in the business combination discussion above.

(5) PROPERTY AND EQUIPMENT

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Property and equipment are summarized as follows:

                                                                                   1999                 1998
                                                                             ------------------   -----------------
        Dental equipment                                                   $           18,775   $           12,401
        Computer equipment                                                              6,366                3,411
        Furniture, fixtures and equipment                                               3,399                3,075
        Leasehold improvements                                                         10,172                6,646
        Vehicles                                                                           81                   70
        Land and buildings                                                              1,187                1,187
                                                                             ------------------   -----------------

              Total property and equipment                                             39,980               26,790
                 Less accumulated depreciation and amortization                        (9,707)              (5,411)
                                                                             ------------------   -----------------

                                                                           $           30,273   $           21,379
                                                                             ==================   =================

(6) INTANGIBLE ASSETS

Intangible assets consists of the following:

                                                                                   1999                 1998
                                                                             ------------------   -----------------
        Management Services Agreements                                     $          122,699   $           70,581
        Goodwill                                                                       39,483               38,166
        Other                                                                              55                  205
                                                                             ------------------   -----------------

              Total intangible assets                                                 162,237              108,952
                 Less accumulated amortization                                         (9,205)              (3,841)
                                                                             ------------------   -----------------

                                                                           $          153,032   $          105,111
                                                                             ==================   =================

(7) OTHER CURRENT  LIABILITIES

Other current liabilities consists of the following:

                                                                                   1999                 1998
                                                                             ------------------   -----------------
        Accrued earn-outs                                                  $            7,782   $            2,980
        Merger and restructure costs                                                    2,925                2,387
        Accrued federal and state income taxes                                          1,816                  428
        Other operating liabilities                                                     6,050                5,014
                                                                             ------------------   -----------------

                                                                           $           18,573   $           10,809
                                                                             ==================   =================

(8) DEBT

At December 31, 1999 the Company has a credit facility providing for a maximum borrowing of $90,000. The revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a four-year term loan to be repaid in 16 equal quarterly installments. Principal amounts owed under the credit facility bear interest (8.78% at December 31, 1999), at varying amounts over LIBOR (2.25% - 3.00%) or the prime rate (0.50% - 1.25%), at the Company's option, based on the level of its leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount ranging from 0.375% to 0.750% per annum of the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding.

The credit facility contains several covenants including restrictions on the ability of the Company to incur indebtedness and repurchase of shares, prohibits dividends without prior approval; and requirements relating to maintenance of a specified net worth

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and compliance with specified financial ratios. In addition, the credit facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the credit facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

In 1998 the Company issued $30,000 of subordinated convertible notes ("Notes"). The Notes have an eight-year term and bear interest at 7.0%. See note 9 for discussion of the conversion terms of the Notes.

Long term debt is summarized as follows:

                                                                                     1999                 1998
                                                                               ------------------   -----------------
Credit facility, interest at 8.78% at December 31,1999                        $          79,255    $          23,518
Revolving note, interest at 1.75% over the Eurodollar rate payable
   monthly; repaid and terminated during 1999                                                --                6,356
Senior subordinated note payable, face value of $2,083 discounted interest
   at 8%; due July 2002                                                                   1,698                1,568
Subordinated note payable, interest at 8%, interest payable annually
   through January 2002; due January 2002                                                   696                  696
Senior subordinated note payable, interest at 8%; due in monthly
   installments of principal and interest of $14; due July 2002                             382                  515
Senior subordinated note payable, face value of $500 discounted interest
   at 8%; paid July 1999                                                                     --                  478
Note payable, interest at 9.375%; payable in monthly installments of $4,
   secured by land and building; paid April 1999                                             --                  381
Note payable to seller, interest at 8.5%, principal and interest payable
   quarterly, maturing in March 2003, secured by stock in subsidiary                        729                  917
Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from 8.0% to
   10.0%; due through May 2005                                                            8,438                4,696
                                                                               ------------------   -----------------

                                                                                         91,198               39,125
         Less current portion                                                            (3,929)              (3,271)
                                                                               ------------------   -----------------

                                                                              $          87,269    $          35,854
                                                                               ==================   =================

At December 31, 1999, the aggregate maturities of long-term debt for each of the next five years are as follows:

     2000                       $            3,929
     2001                                    8,378
     2002                                   23,764
     2003                                   20,155
     2004                                   20,101
     Thereafter                             14,871
                                 -------------------

                                $           91,198
                                  ===================

(9) SHAREHOLDERS' EQUITY

In 1997 GMS merged into GDSC. GMS had preferred stock outstanding consisting of convertible preferred stock Series A, redeemable convertible preferred stock - Series B and convertible preferred stock - Series C. The redeemable convertible preferred stock - Series B, including dividends, and the convertible preferred stock Series A and C, were converted into 7,603,677 shares (3,384,302 shares of GDSC common stock) of GMS common stock on November 4, 1997 prior to the GMS merger. Upon closing of the merger between GMS and the GDSC, all 10,218,578 outstanding GMS common shares were converted into 4,548,161 shares

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

of GDSC's common stock. A reconciliation of the total shares of preferred and common stock outstanding during the years ended December 31, 1999, 1998 and 1997 is as follows:

                                    CONVERTIBLE                 CONVERTIBLE    CONVERTIBLE   CONVERTIBLE
                                    PREFERRED      PREFERRED    PREFERRED      PREFERRED     PREFERRED
                                    STOCK      -   STOCK -      STOCK      -   STOCK     -   STOCK      -   COMMON
                                    SERIES A       SERIES A     SERIES C       SERIES C      SERIES D       STOCK
                                    -------------  -----------  -------------  ------------  -------------  ------------
Balance, January 1, 1997                  395              --        1,777            --            --       8,854,040

Convertible preferred stock -
  Series C issued for
  acquisitions                             --              --        1,156            --            --              --
Common stock issued in connection with:
   Acquisitions                            --              --           --            --            --         109,039
   Initial public offering                 --              --           --            --            --       4,840,000
   Employee purchase plan                  --              --           --            --            --           1,902
   Other                                   --              --           --            --            --         133,600
Pursuant to options on
  shareholder notes receivable             --              --           --            --            --         333,816
Exercise of stock options                  --              --           --            --            --         434,063
Conversion of preferred stock              --              --           --            --            --       1,092,778
Conversion of preferred stock -
  Series A, B and C into common
  stock                                  (395)             --       (2,933)           --            --       3,384,302
                                    -------------  -----------  -------------  ------------  -------------  ------------

Balance, December 31, 1997                 --              --           --            --            --      19,183,540

Preferred stock - Series A
  issued for private placement             --             100           --            --            --              --
Convertible preferred stock -
  Series C issued for private
  placement                                --              --           --            --            --              10
Convertible preferred stock -
  Series D for private placement           --              --           --            --     1,628,663              --
Common stock issued in
  connection with:
   Acquisitions                            --              --           --            --            --       1,264,361
   Employee purchase plan                  --              --           --            --            --          23,497
   Other                                   --              --           --            --            --             811
Exercise of warrants                       --              --           --            --            --           1,961
Exercise of options                        --              --           --            --            --         110,246
                                    -------------  -----------  -------------  ------------  -------------  ------------

Balance, December 31, 1998                 --             100           --            --     1,628,663      20,584,426

Common stock issued in connection with:
   Acquisitions                            --              --           --            --            --         270,474
   Employee purchase plan                  --              --           --            --            --          40,088
Exercise of warrants                       --              --           --            --            --          37,523
Exercise of options                        --              --           --            --            --          60,617
Common shares cancelled                                                                                        (33,000)

                                    -------------  -----------  -------------  ------------  -------------  ------------
Balance, December 31, 1999                 --             100           --            --     1,628,663      20,960,128
                                    =============  ===========  =============  ============  =============  ============

COMMON STOCK

An aggregate of 608,524 shares of common stock were issued in 1996 at a purchase price of $.225 per share. 269,278 of these shares are subject to a four-year vesting schedule whereby one-quarter of the shares vested upon issuance and one-quarter of the shares vested in October 1997. The remaining shares vest on a monthly basis during the remaining thirty-six months.

A total of 254,904 and 339,247 outstanding shares of the Company common stock, issued at a price of $.45 and $.225 per share, respectively are subject to repurchase at cost as a result of the Company's failure to achieve certain specified performance targets through December 31, 1999. These shares are expected to be repurchased in the future.

PREFERRED STOCK

In 1998 the Company completed a $45,000 private placement, consisting of $30,000 of subordinated notes and $15,000 of preferred stock. The subordinated notes have eight year terms and are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes. If certain events of default occur, the subordinated notes then outstanding will automatically convert into shares of Series B preferred stock at a rate of one share of Series B preferred stock for each thousand dollars in outstanding principal and accrued but unpaid interest on the subordinated notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like.

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The subordinated notes and all outstanding shares of preferred stock shall be automatically converted into common stock (or, in the case of Series A preferred stock and Series C preferred stock, redeemed at nominal cost) if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

The presently authorized Series of preferred stock include the following series:
100 shares of Series A preferred stock, all of which is issued and outstanding; 70,000 shares of Series B preferred stock, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding subordinated notes; 100 shares of Series C preferred stock, all of which is issued and outstanding; and 2,000,000 shares of Series D preferred stock of which 1,628,663 shares are issued and outstanding. The shares of convertible Series B preferred stock are convertible into shares of common stock at the rate of 108.58 shares of common stock for each share of Series B preferred stock, and the shares of Series D preferred stock are convertible into shares of common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Series A and Series C preferred stock are not convertible.

STOCK WARRANTS

In connection with certain financing and acquisition activities, the Company has granted warrants to purchase shares of the Company's common stock. At December 31, 1999 there are a total of 588,282 outstanding warrants at an exercise price ranging from $6.00 to $9.44 per share. These warrants have been recorded at their estimated fair value at the date of grant and expire at various dates through 2005.

(10)  REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK

The following summary presents the changes in the redeemable preferred and common stock:

                                 SHARES OF                      SHARES OF
                                MANDATORILY     REDEEMABLE      REDEEMABLE     REDEEMABLE
                                 REDEEMABLE      PREFERRED      PREFERRED       PREFERRED       SHARES OF
                                 PREFERRED        STOCK -        STOCK -         STOCK -        REDEEMABLE     REDEEMABLE
                                   STOCK         SERIES B        SERIES B       SERIES B       COMMON STOCK   COMMON STOCK
                                -------------  --------------  -------------  --------------   -------------  --------------
Balance, January 1, 1997              15,000  $       1,402       6,180,000 $       11,055          190,302  $       2,199

Issued in connection with
  private placement                       --             --         107,142            188               --             --
Dividends on redeemable
  convertible preferred
  stock - Series B                        --             --              --            932               --             --
Accretion of put rights                   --             --              --             --               --             34
Exercise of put rights                    --             --              --             --           (6,616)          (103)
Conversion into common stock         (15,000)        (1,402)     (6,287,142)       (12,175)              --             --
                                -------------  --------------  -------------  --------------   -------------  --------------

Balance, December 31, 1997                --             --              --             --          183,686          2,130

Accretion of put rights                   --             --              --             --               --             22
Exercise of put rights                    --             --              --             --           (2,974)           (50)
                                -------------  --------------  -------------  --------------   -------------  --------------

Balance, December 31, 1998                --             --              --             --          180,712          2,102

Accretion of put rights                   --             --              --             --               --             12
Exercise of put rights                    --             --              --             --          (22,754)          (318)
                                -------------  --------------  -------------  --------------   -------------  --------------

Balance, December 31, 1999                --  $          --              --   $         --          157,958  $       1,796
                                =============  ==============  =============  ==============   =============  ==============

REDEEMABLE COMMON STOCK

In connection with certain acquisitions, the Company granted put rights to certain shareholders that may require the Company to redeem up to 57,958 shares of its common stock, at a redemption price ranging from $13.60 to $19.62 per share. If all shareholders with such outstanding put rights exercise their options, the Company would be required to repurchase the above shares of common stock for an aggregate of $848. The redemption periods continue through January 4, 2003. If the shareholder does not place a redemption request during the redemption period, the put right will expire on the stated expiration date. The Company redeemed 22,754 shares of redeemable common stock for $318 during 1999, 2,974 shares were redeemed for $50 during 1998, and 6,616 shares were redeemed for $103 during 1997.

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The shares of common stock subject to the put rights are reported on the balance sheet as redeemable common stock. Such shares have been recorded at their fair value as of date of acquisition, inclusive of accretion during each of the three years in the period ended December 31, 1999. The Company records accretion on a ratable basis over the redemption period of the respective stock. Such accretion was $12, $22, and $34 for the years ended December 31, 1999, 1998, and 1997, respectively. Such common stock at December 31, 1999 is redeemable as follows:

                  SHARES                                       AMOUNT                 PRICE RANGE
                  -----------------------------------------    -------------------    -------------------
                  2000                            20,849   $                308   $   13.60 - 19.62
                  2001                            29,681                    438       13.60 - 18.80
                  2002                             3,714                     51       13.60
                  2003                             3,714                     51       13.60
                                        -------------------    -------------------

                                                  57,958   $                848
                                        ===================    ===================

PRIVATE PLACEMENT OF REDEEMABLE COMMON STOCK AND WARRANTS

The Company completed a private placement offering (the "Placement Offering") of 100,000 shares of the Company's redeemable common stock, which include warrants to purchase 100,000 additional shares of the Company's common stock at an exercise price of $7.50 per share. The stock warrants expire in June 2001; no stock warrants have been exercised to date. In connection with the Placement Offering, the shareholder received certain put rights which are exercisable after June 21, 2001 but not later than June 21, 2003 if the Company has not completed a public offering of its common stock by June 21, 2001 at a price of at least $22.00 per share and with net proceeds to the Company of at least $10,000. The per share price applicable to the put rights is 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding the exercise of the rights. As of December 31, 1999, the Company has not recorded any accretion related to the above put rights.

(11)  STOCK OPTIONS

The Company adopted the InterDent, Inc. 1999 Stock Incentive Plan (the "Incentive Plan"). Benefits under the Incentive Plan include the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards to employees and non-employees of the Company. The Incentive Plan provides for the issuance of up to 2,500,000 shares of Company common stock. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"). The Committee has the authority to determine the persons or entities to whom awards will be made, the amounts, and other terms and conditions of the awards. Shares grants issued under the Incentive Plan generally expire ten to fifteen years from the original grant date, depending upon that nature of the share grant.

Under GDSC's stock incentive plan, DCA's 1997 executive incentive compensation plan and, DCA's 1997 non-qualified stock option plan (collectively the "Former Plans"), incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights, award of stock bonuses, and/or sale of restricted stock of the Company have been granted to employees and non-employees. The Former Plans provided for the issuance of up to 3,127,000 shares of Company common stock and were frozen during 1999. Shares issued under the Former Plans are generally subject to a three to five-year vesting schedule from the date of grant and expire ten years from the original grant date.

Concurrent with its initial public offering, GDSC repriced all employee stock options then outstanding to the offering price of $5.00 per share (except for certain stock options held by a principal shareholder, which were repriced at 110% of the offering price). All other terms with respect to such options were maintained. No compensation expense related to the repricing of the employee stock options was recorded as the adjusted exercise price was not below the fair value of the common stock as of the repricing date.

Prior to the merger of GDSC and GMS, GMS had two stock-based option plans ("Previous Plans") which offered essentially the same awards and stock option terms as the GDSC's stock incentive plan. Upon consummation of the merger of GMS with GDSC, the Previous Plans were frozen to allow no additional option grants under those plans. The number of options and option price for the options granted under the Previous Plans were converted to GDSC share (and subsequently Company share) and share price equivalent utilizing the same conversion ratio of GMS common stock to GDSC common stock.

Stock options issued to non-employees have been recorded at their estimated fair market value and are being expensed over their respective vesting lives of up to five years. Total compensation expense recorded for the years ended December 31, 1999, 1998 and 1997 was $55, $59 and $56, respectively.

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 199, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the fair value of all options granted during the years ended December 31, 1999, 1998 and 1997. The options have been valued using the Black-Scholes pricing model as prescribed by SFAS 123. The following weighted average assumptions have been used for grants of stock options:

                                                         1999                    1998                    1997
                                                 ---------------------   ---------------------   ---------------------
         Risk free interest rate                          5.8%                 4.6%-5.7%               5.8%-6.4%
         Expected dividend yield                           --                     --                      --
         Expected lives                                  5 years               3-6 years               4-5 years
         Expected volatility                               74%                   6%-74%                 11%-60%

Options were assumed to be exercised over their expected lives for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total estimated value of options granted which would be amortized over the vesting period of the options is $2,167, $4,047, and $1,262 for the years ended December 31, 1999, 1998 and 1997, respectively. The options granted during three-year year period ended December 31, 1999 were valued at a per share amount of $3.88 in 1999, $2.96 in 1998, and $1.19 in 1997, respectively. If the Company had accounted for stock options issued to employees in accordance with SFAS 123, the Company's net income (loss) attributable to common stock and pro forma net income (loss) per share would have been reported as follows:

Net income (loss) attributable to common stock:

                                                               1999                 1998                 1997
                                                         ------------------   ------------------   -----------------
         As reported                                     $          5,222     $          1,248     $         (3,827)
         Pro forma                                                  2,932               (1,035)              (4,532)
                                                         ==================   ==================   =================

Pro forma net income (loss) per share attributable to common stock:

                                                               1999                 1998                 1997
                                                         ------------------   ------------------   -----------------
         As reported - basic                             $        0.26        $        0.06        $       (0.31)
         Pro forma - basic                                        0.14                (0.05)               (0.31)
         As reported - diluted                                    0.23                 0.06                (0.31)
         Pro forma - diluted                                      0.13                (0.05)               (0.35)
                                                         ==================   ==================   =================

The effects of applying SFAS 123 for providing pro forma disclosures for 1999, 1998 and 1997 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per common equivalent share for future years. This is not likely to be representative because options vest over several years and additional awards generally are made each year.

The following summary presents the options granted and outstanding under the various plans as of December 31, 1999, 1998 and 1997:

                                                           NUMBER OF SHARES                          WEIGHTED AVE.
                                              EMPLOYEE       NON-EMPLOYEE         TOTAL             EXERCISE PRICE
                                          ----------------------------------------------------   ---------------------
Outstanding, January 1, 1997                       580,907          330,753          911,660     $        2.20
   Granted                                         849,009          208,280        1,057,289              4.25
   Exercised                                      (626,260)        (141,619)        (767,879)             0.87
   Canceled                                       (142,100)          (1,200)        (143,300)             4.78
                                          ----------------------------------------------------   ---------------------

Outstanding, December 31, 1997                     661,556          396,214        1,057,770              5.22

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 199, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Granted                                         757,015          611,433        1,368,448              7.41
   Exercised                                        (6,484)        (103,762)        (110,246)             1.10
   Canceled                                       (112,238)         (69,955)        (182,193)             6.60
                                          ----------------------------------------------------   ---------------------

Outstanding, December 31, 1998                   1,299,849          833,930        2,133,779              6.81
   Granted                                         440,318          117,558          557,876              6.28
   Exercised                                       (47,557)         (13,060)         (60,617)             4.05
   Canceled                                       (162,911)         (87,425)        (250,336)             6.64
                                          ----------------------------------------------------   ---------------------

Outstanding, December 31, 1999                   1,529,699          851,003        2,380,702  $           6.68
                                          ====================================================   =====================

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the various plans at December 31, 1999:

                                                       WEIGHTED AVERAGE
                                                       NUMBER OF OPTIONS
                                           ------------------------------------------
                        EXERCISE                                                          CONTRACTUAL LIFE
                         PRICE                 OUTSTANDING           EXERCISABLE             REMAINING
                 -----------------------   --------------------   -------------------    -------------------
                 $        0.45 - 0.67                66,858                 53,039                6.9
                          4.13 - 6.07               963,204                252,631                8.4
                          6.13 - 8.75             1,318,140                800,768                8.4
                            10.00                    32,500                 30,500                5.4
                 -----------------------   --------------------   -------------------    -------------------

                 $           6.68                 2,380,702              1,136,938                8.3
                 =======================   ====================   ===================    ===================

At December 31, 1997 there were a total of 757,770 shares outstanding of which 192,287 shares were exercisable under the various plans. At December 31, 1998 there were a total of 2,133,779 shares outstanding of which 320,964 shares were exercisable under the various plans. As of December 31, 1999, there are 1,995,729 shares available for future option grants under the Incentive Plan.

(12)     EMPLOYEE BENEFITS

The Company participated in two defined contribution retirement plans in accordance with Section 401(k) of the Internal Revenue Code ("IRS"). The plans covered substantially all employees of GDSC. Contributions to the plans by the Company are discretionary. Effective December 31, 1998, one plan was terminated while the other is currently frozen awaiting approval for termination from the IRS. Effective January 1, 1999 a new plan was established in accordance with Section 401(k) of the Internal Revenue Code. The assets of the terminated plans are to be transferred into the new plan. There were no Company contributions to the plans during the three-year period ended December 31, 1999.

(13)     INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                                     1999
                                                       ------------------------------------------------------------------
                                                             CURRENT                DEFERRED                TOTAL
                                                       ---------------------   --------------------   -------------------
U.S. Federal income taxes                              $          1,137        $            220       $          1,357
State and local income taxes                                        374                     284                    658
                                                       ---------------------   --------------------   -------------------

                                                       $          1,511        $            504       $          2,015
                                                       =====================   ====================   ===================

                                                                                     1998
                                                       ------------------------------------------------------------------
                                                             CURRENT                DEFERRED                TOTAL
                                                       ---------------------   --------------------   -------------------
U.S. Federal income taxes                              $          1,836        $             62       $          1,898
State and local income taxes                                        398                       6                    404
                                                       ---------------------   --------------------   -------------------

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 199, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       $          2,234        $             68       $          2,302
                                                       =====================   ====================   ===================

                                                                                     1997
                                                       ------------------------------------------------------------------
                                                             CURRENT                DEFERRED                TOTAL
                                                       ---------------------   --------------------   -------------------

U.S. Federal income taxes                              $            136        $             (2)      $            134
State and local income taxes                                         59                      (6)                    53
                                                       ---------------------   --------------------   -------------------

                                                       $            195        $             (8)      $            187
                                                       =====================   ====================   ===================

The effective tax rate differed from the U.S. statutory Federal rate of 34% due to the following:

                                                                 1999                  1998                   1997
                                                          -------------------   --------------------   -------------------
U.S. Federal taxes at statutory rate                      $          2,465      $          1,215       $           (880)
   Increase (decrease):
    State income taxes, net of federal tax benefit                     434                   178                     27
    Valuation allowance for deferred tax assets                       (778)                  776                    691
    Permanent change in accounts receivable basis                   (1,138)                   --                     --
    Non-deductible transaction costs                                   909                   200                     --
    Amortization of nondeductible goodwill and other
     nondeductible items                                               290                    19                     85
    Other                                                             (167)                  (86)                   264
                                                          -------------------   --------------------   -------------------

        Income tax provision                              $          2,015      $          2,302       $            187
                                                          ===================   ====================   ===================

Deferred income tax assets (liabilities) are comprised of the following components:

                                                                                --------------------   -------------------
                                                                                       1999                   1998
                                                                                --------------------   -------------------
Deferred income tax assets:
   Net operating loss carryforward                                              $          1,263       $            846
   Allowance for doubtful accounts                                                           655                  1,423
   Intangible assets, principally due to differences in amortization and
    capitalized costs                                                                         --                    226
   Accrued payroll and related costs                                                         175                     85
   Compensated absences, principally due to accrual for financial reporting
    purposes                                                                                  --                    246
   Cash versus accrual reporting for tax purposes                                            201                     --
   Restructure and severance accrual                                                         628                    832
   Other accruals                                                                            487                    315
   Other                                                                                     244                    195
                                                                                --------------------   -------------------

        Total gross deferred income tax assets                                             3,653                  4,168

   Less valuation allowance                                                                 (764)                (1,542)
                                                                                --------------------   -------------------

        Deferred income tax assets, net of valuation allowance                             2,889                  2,626
                                                                                --------------------   -------------------

Deferred income tax liabilities:
   Accounts receivable                                                                        --                 (1,038)
   Property and equipment, principally due to differences in depreciation
    and capitalized costs                                                                 (4,520)                (3,310)

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 199, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Intangible assets, principally due to accrual for financial reporting
    purposes                                                                              (1,087)                (1,030)
   Cash versus accrual reporting for tax purposes                                             --                    (11)
   Pre-acquisition payables                                                                   --                    (39)
   Other                                                                                    (643)                   (55)
                                                                                --------------------   -------------------

        Deferred income tax liabilities                                                   (6,250)                (5,483)
                                                                                --------------------   -------------------

        Net deferred income tax liability                                       $         (3,361)      $         (2,857)
                                                                                ====================   ===================

Reconciliation of net deferred income tax liability:
   Current deferred income tax assets                                           $            339       $             57
   Long-term deferred income tax liabilities                                              (3,700)                (2,914)
                                                                                --------------------   -------------------
                                                                                $         (3,361)      $        (2,857)
                                                                                ====================   ===================

The increase in the Company's loss carryforwards during 1999 is attributed to the effects of acquisitions accounted for under the stock purchase method of accounting which had existing loss carryforwards for income tax purposes. At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,270, which are available to offset future taxable income, if any, through 2014. The Company also has certain state net operating loss carryforwards, which are available to offset future taxable income. In accordance with the Internal Revenue Code, the annual utilization of net operating loss carryforwards and credits that existed in certain corporations prior to affiliation with InterDent may be limited.

(14)     COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into various operating leases, primarily for commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month rentals, for the years ended December 31, 1999, 1998 and 1997 was $ 11,711, $7,317 and $3,130, respectively.

The future minimum lease payments under capital and noncancelable operating leases with remaining terms of one or more years consist of the following at December 31, 1999:

                                                           CAPITAL                    OPERATING
                                                   ------------------------   --------------------------
             2000                                  $          1,924           $         13,427
             2001                                             1,543                     12,452
             2002                                             1,268                     11,385
             2003                                               720                      9,421
             2004                                               278                      7,496
             Thereafter                                         502                     16,796
                                                   ------------------------   --------------------------

             Total minimum lease obligations                  6,235           $         70,977
                                                                              ==========================
             Less portion attributable to
               interest                                      (1,335)
                                                   ------------------------
             Obligations under capital lease                  4,900
             Less current portion                            (1,406)
                                                   ------------------------
                                                   $          3,494
                                                   ========================

CONTINGENCIES

The Company was named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. Following an orthodontic examination, the plaintiff was referred by the orthodontist to an ear, nose and throat specialist who then removed plaintiff's tonsils. Several days after the operation, plaintiff suffered complications

INTERDENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

resulting in permanent physical damage. The plaintiff alleged damages in excess of $10 million due to the alleged negligence on the part of the orthodontist and alleged that the orthodontist acted as an employee of the Company. The case went to a jury trial in February 2000. See note 15 for further discussion.

The Company has been named as a defendant in various other lawsuits in the normal course of business, primarily for malpractice claims. The Company and affiliated dental practices, and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes these pending lawsuits, claims, and proceedings against the Company are without merit or will not have a material adverse effect on the Company's consolidated operating results, liquidity or financial position.

On October 22, 1999, the Company signed a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of Company management, including Michael Fiore, Co-chairman and CEO, and Steven Matzkin, DDS, Co-chairman, President, and Chief Dental Officer. Additionally, existing investors in the Company, the Sprout Group and Chase Capital Partners, intend to participate in the transaction by maintaining ownership in the Company. Under the terms of the agreement, the Company's stockholders at the date of the transaction will receive $9.50 per share in cash. Completion of the transaction is subject to stockholder approval, receipt of regulatory approvals, and completion of debt financing required to fund the transaction, valued at approximately $325 million. The Company currently anticipates completing the transaction in the second calendar quarter of the year 2000.

Subsequent to the signing of the agreement, certain Company officers and directors, and Leonard Green & Partners, L.P., were named as defendants in civil suits filed in the State of Delaware on behalf of certain owners of the Company's common stock. The lawsuits claim breach of fiduciary duty and aiding and abetting such breach in connection with the merger. The lawsuits generally seek injunctive relief, an injunction of the merger (or, if consummated, a rescission of the merger), compensatory and other damages, and an award of attorneys' fees and expenses. The complaints seek certification of a plaintiff's class and the Company expects that the suits will be consolidated into one suit. The Company has coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. The Company believes the suits are without merit and intends to engage in a vigorous defense in these matters.

The Company has guaranteed a portion of the PAs' debt. The guarantees relate primarily to debt incurred related to the acquisition of dental practices and is in addition to collateral already provided by the PA. As of December 31, 1999, the amount of PA debt guaranteed by the Company is approximately $5,382.

(15)  SUBSEQUENT EVENTS

The Company has signed Letters of Intents related to the anticipated completion of various PA affiliations, representing seven dental office locations. The total purchase consideration is expected to approximate $3,300 in cash and will be provided under borrowings on the credit facility. These affiliations will be accounted for using the purchase method of accounting.

The Company was named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. The plaintiff alleged damages in excess of $10 million due to the alleged negligence on the part of the orthodontist and alleged that the orthodontist acted as an employee of the Company. The case was brought before a jury in February 2000 in which the jury returned a verdict in favor of the orthodontist, and consequently the PA and the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to the March 12, 1999 mergers with InterDent, Inc., Gentle Dental Service Corporation retained KPMG LLP as its independent accountants while Dental Care Alliance, Inc. ("DCA"), retained PricewaterhouseCoopers LLP as its independent accountants. Effective with the mergers, the Board of Directors of InterDent, Inc. engaged KPMG LLP as its principal independent accountants.

There were no adverse opinions, disclaimers of opinion or qualifications as to uncertainty, audit scope or accounting principles in the reports of PricewaterhouseCoopers LLP on the financial statements for the DCA subsidiary for the two most recent years preceding their dismissal. Through the date of the change in accountants, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the executive officers and directors of InterDent is set forth below.

NAME                                 AGE                                   POSITION
Mr. Michael T. Fiore ................45    Co-Chairman of the Board and Chief Executive Officer
Dr. Steven R. Matzkin................41    Co-Chairman of the Board, President, and Chief Dental Officer
Mr. Ranold P. Henry..................49    Chief Operating Officer
Mr. L. Theodore Van Eerden ..........44    Chief Development Officer, Executive Vice President and Secretary
Mr. Norman R. Huffaker ..............53    Chief Financial Officer
Mr. Grant M. Sadler .................53    Senior Vice President/Development and Co-Founder

Mr. Robert Finzi ....................46    Director
Mr. H. Wayne Posey ..................60    Director
Mr. Robert F. Raucci.................44    Director
Mr. Eric Green ......................38    Director
Dr. Paul H. Keckley .................49    Director
Mr. Curtis Lee Smith, Jr.............72    Director

MICHAEL T. FIORE. Mr. Fiore has served as the Co-chairman of the Board and Chief Executive Officer of InterDent since its inception on March 12, 1999. Prior to the March 12, 1999 merger, Mr. Fiore served as Co-Chairman of the Board, Chief Executive Officer and President of Gentle Dental Service Corporation since November 1997. Before joining the Gentle Dental Service Corporation, Mr. Fiore was the Chief Executive Officer, President and a director of GMS Dental Group, Inc. from April 1997 to October 1997. From 1986 to March 1996, Mr. Fiore served in various management positions at Salick Health Care, Inc., a provider of diagnostic and therapeutic services to patients with catastrophic illness, principally in the areas of cancer and kidney failure, including serving as a director, Executive Vice President and Chief Operating Officer, and as President of its principal subsidiary, Comprehensive Cancer Centers, Inc.

STEVEN R. MATZKIN, D.D.S. Dr. Matzkin has served as InterDent's Co-chairman, President, and Chief Dental Officer since March 12, 1999. Subsequent to the formation of InterDent, Dr. Matzkin served full-time as Chairman of the Board, Chief Executive Officer and President of Dental Care Alliance as well as founding Dental Care Alliance's predecessors in 1992 and 1993. Dr. Matzkin has over 14 years of experience in the administration and management of dental practices. He practiced dentistry in Michigan for six years, during which time he owned five dental practices and managed over 25 dental practices through an affiliate management company. Dr. Matzkin has also been featured as a guest speaker at regional Practice Management conferences, including the national meeting for the National Association of Dental Plans. Dr. Matzkin earned his BA degree in 1980 from the Indiana School of Biology and his DDS degree in 1984 from Northwestern University.

RANOLD P. HENRY. Mr. Henry has served as Chief Operating Officer since InterDent's inception. Previously, he served in the same capacity for Gentle Dental Service Corporation since joining the Company in June 1998. Before joining the Gentle Dental Service Corporation, Mr. Henry served several senior executive positions in operations and marketing for Pearle Vision, Inc., including Senior Vice President of Marketing, President of Pearle Canada, Vice President of European Operations, President of Q2001, a technology subsidiary of Pearle Vision, and Senior Vice President of Manufacturing. Prior to Pearle Vision, Mr. Henry served several key management positions with Fotomat Corporation and Fox Stanley Photo, Inc.

L. THEODORE VAN EERDEN. Mr. Van Eerden has served as Chief Development Officer, Executive Vice President and Secretary for Interdent since March 12, 1999. Previously, Mr. Van Eerden served as Executive Vice President, Chief Development Officer and as a director of Gentle Dental Service Corporation since November 1997. He served as Chief Financial Officer from March 1996 until November 1997. Before joining Gentle Dental Service Corporation as Chief Financial Officer in March 1996, Mr. Van Eerden was Vice President-Administration for HOSTS Corporation, a Vancouver, Washington company that provides proprietary educational software products and instructional delivery systems to schools throughout the United States. From April 1993 to April 1994, Mr. Van Eerden was Director of Development for The ServiceMaster Company where he focused on mergers and acquisitions and new business development. Before that, Mr. Van Eerden was Vice President and Chief Financial Officer of Medical SafeTec, Inc., a manufacturer of medical waste destruction equipment. Prior to Medical SafeTec, Inc., Mr. Van Eerden served in various positions with ServiceMaster focusing on mergers and acquisitions.

NORMAN R. HUFFAKER. Mr. Huffaker has served as the Chief Financial Officer since InterDent's inception. Previously, Mr. Huffaker served in the same capacity for Gentle Dental Service Corporation since November 1997. Prior to joining Gentle Dental Service Corporation in November 1997, Mr. Huffaker served as Chief Financial Officer of GMS Dental Group, Inc. from December 1996 to November 1997. Mr. Huffaker previously served as Vice President of Finance for Community Dental Services, Inc. (SmileCare

Dental Group), an Irvine, California based dental HMO and staff model practice company. Prior to employment at SmileCare Dental Group, Mr. Huffaker was Senior Vice President of Finance at Abbey/Foster, a national home health care business.

GRANT M. SADLER. Mr. Sadler has served as InterDent's Senior Vice President/Development and Co-Founder since InterDent's inception. Prior to joining Gentle Dental Service Corporation in November 1997, Mr. Sadler founded and served as the Chief Executive Officer, President and Secretary of GMS Dental Group, Inc. from its inception in October 1996 to April 1997. In April 1997 he vacated those positions and assumed the position of Chairman of the Board and served in that capacity until November 1997. Prior to GMS Dental Group, Inc. Mr. Sadler served as President of Group Management Services, Inc., a dental group consulting practice formed by Mr. Sadler in 1991.

ROBERT FINZI. Mr. Finzi has been a director of InterDent since March 12, 1999. Prior to that time, Mr. Finzi was a director of Gentle Dental Service Corporation since November 1997 and served as a director of GMS Dental Group, Inc. from October 1996 until the Company's merger with Gentle Dental Service Corporation in November 1997. Since May 1991, Mr. Finzi has been a Vice President of the Sprout Group, a division of DLJ Capital Corporation, which is the managing general partner of Sprout Capital VII, L.P and Sprout Growth II, L.P., and an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Finzi is also a general partner of the general partner of a series of investment funds managed by the Sprout Group and a limited partner of the general partner of ML Venture Partners II, L.P. From 1984 to 1991, Mr. Finzi was a Vice President of Merrill Lynch Venture Capital. Mr. Finzi serves on the board of directors of six privately held companies.

H. WAYNE POSEY. Mr. Posey has been a director of InterDent since March 12, 1999. Mr. Posey was a director of Gentle Dental Service Corporation since November 1997 and served as a director of GMS Dental Group, Inc. from December 1996 until the merger of GMS Dental Group, Inc. with Gentle Dental Service Corporation in November 1997. Since its inception in 1994, Mr. Posey has served as President, Chief Executive Officer, director, and a member of the executive committee of ProMedCo. Mr. Posey was a healthcare consultant from 1975 until 1994, most recently as the principal in charge of the healthcare services division of McCaslin & Company, PC., a public accounting and consulting company in Fort Worth, Texas.

ROBERT F. RAUCCI. Mr. Raucci has been a director of InterDent since its inception. Previously, Mr. Raucci was a director of the Dental Care Alliance since 1996. Mr. Raucci has been a managing member of Newlight Management, LLC, a technology oriented venture capital fund, since July 1997. Mr. Raucci also has served as president of RAM Investment Corporation, a venture capital investment and advisory company, since 1994. Between 1985 and 1994 Mr. Raucci served as a private equity investment manager for Alliance Capital Management Corporation, a global investment management company.

ERIC GREEN. Mr. Green has been a director of InterDent since March 12, 1999. Previously, Mr. Green was a director of the Gentle Dental Service Corporation since June 4, 1998. Mr. Green has been a Managing Director of Chase Capital Partners since February 1998. From 1990 to 1997, he was a member of the merchant banking group of Banque Paribas in various capacities, including managing director responsible for mezzanine investments. Previously, Mr. Green was employed at GE Capital and the General Electric Company.

PAUL H. KECKLEY, PH.D. Dr. Keckley has been a director of InterDent since March 12, 1999. Prior to that time, Dr. Keckley was a director of Gentle Dental Service Corporation since December 1996. Since 1999, Dr. Keckley has been President of CareMaps, Inc.. From 1994 to 1999, he was Vice President Strategic Development at PhyCor, Inc. Dr. Keckley previously served as a director of PhyCor, Inc., and from 1985 to 1994 he was President of The Keckley Group, a market research and strategic planning firm for hospitals, health systems, medical practices and health maintenance organizations.

CURTIS LEE SMITH, JR. Mr. Smith has been a director of InterDent since March 12, 1999. Prior to that time, Mr. Smith was a director of Dental Care Alliance since 1996. Beginning in 1986, Mr. Smith served as Chairman of the Board and Chief Executive Officer of Handex Corporation ("Handex"), an environmental consulting and remediation company which became a public company in 1989. Handex acquired New Horizons Computer Learning Centers, a software training company, in 1994. Handex sold its environmental division in 1996 and now operates as New Horizons Worldwide, of which Mr. Smith serves as Chairman of the Board and Chief Executive Officer.

ITEM 11   EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included under "Executive Compensation" in InterDent's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" in InterDent's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management will be included under "Certain Relationships and Related Transactions" in InterDent's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

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

2.3      Agreement and Plan of Merger, by and between ID Recap, Inc. and
         InterDent, Inc., dated October 22, 1999. Incorporated by reference to
         Exhibit 2.1 of InterDent's Current Form 8-K, filed on October 25, 1999.

3.1      Restated Certificate of Incorporation. Incorporated by reference to
         Exhibit 3.1 of InterDent's Registration Statement on Form S-4,
         Registration No. 333-66475, filed on October 30, 1998.

3.2 Bylaws, as amended. Incorporated by reference to Exhibit 3.3 of InterDent's Registration Statement on Form S-4, Registration No.
         333-66475, filed on October 30, 1998.

3.3      Restated Articles of Incorporation. Incorporated by reference to
         Exhibit 3.1 of Gentle Dental's Amendment No. 1 to Registration
         Statement on Form S-1, Registration No. 333-13529, filed on December 5,
         1996.

3.4      Articles of Amendment of Gentle Dental's Restated Articles of
         Incorporation. Incorporated by reference to Exhibit 3.2 of Gentle
         Dental's Report on Form 8-K, filed on August 14, 1998.

3.5      Bylaws, as amended. Incorporated by reference to Exhibit 3.2 of Gentle
         Dental's Amendment No. 1 to Registration Statement on Form S-1,
         Registration No. 333-13529, filed on December 5, 1996.

4.1      Restated Certificate of Incorporation (filed as Exhibit 3.1).

4.2      Bylaws, as amended (filed as Exhibit 3.2).

4.3      Restated Articles of Incorporation (filed as Exhibit 3.3).

4.4      Articles of Amendment of Gentle Dental's Restated Articles of
         Incorporation (filed as Exhibit 3.4).

4.5      Bylaws, as amended (filed as Exhibit 3.5).

10.1 Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999 (filed as Exhibit 2.1).

10.2 Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999 (filed as Exhibit 2.2).

10.3     Amended and Restated Credit Agreement, dated as of June 15, 1999 (the
         "Amended and Restated Credit Agreement"), by and among Gentle Dental
         Service Corporation, Dental Care Alliance, Inc. and Gentle Dental
         Management, Inc., as borrowers (the "Borrowers"), certain InterDents's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The
         Chase Manhattan Bank, as syndication agent (the "Syndication Agent").
         Incorporated by reference to InterDent's Form 10-Q, filed on August 13,
         1999.

10.4     Amended and Restated Credit Agreement, dated as of June 15, 1999 (the
         "Amended and Restated Credit Agreement"), by and among Gentle Dental
         Service Corporation, Dental Care Alliance, Inc. and Gentle Dental
         Management, Inc., as borrowers (the "Borrowers"), certain InterDents's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The
         Chase Manhattan Bank, as syndication agent (the "Syndication Agent").
         Incorporated by reference to InterDent's Form 10-Q, filed on August 13,
         1999.

10.5 Amendment Agreement No. 1 to the Amended and Restated Credit Agreement, dated as of July 30, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to InterDent's Form 10-Q, filed on August 13, 1999.

10.6 Amendment Agreement No. 2 to the Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to InterDent's Form 10-Q, filed on August 13, 1999.

10.7 Guaranty, dated as of March 12, 1999, by InterDent in favor of the Administrative Agent. Incorporated by reference to InterDent's Form
         10-Q, filed on August 13, 1999.

10.8 Confirmation of Guaranty, dated as of June 15, 1999, by InterDent in favor of the Administrative Agent. Incorporated by reference to InterDent's Form 10-Q, filed on August 13, 1999.

10.9     Agreement and Plan of Merger, by and between ID Recap, Inc. and
         InterDent, Inc., dated October 22, 1999 (filed as exhibit 2.3).

23.1     Consent of Independent Accountants, KPMG LLP

23.2     Consent of Independent Accountants, PricewaterhouseCoopers LLP

27.1     Financial Data Schedule.

99.1     InterDent, Inc. 1999 Stock Incentive Plan. Incorporated by reference to
         InterDent's Form 10-Q, filed on August 13, 1999.

99.2 InterDent, Inc. Employee Stock Purchase Plan of 1999. Incorporated by reference to InterDent's Form 10-Q, filed on August 13, 1999.

99.3     InterDent, Inc. Dental Professional Stock Purchase Plan of 1999.
         Incorporated by reference to InterDent's Form 10-Q, filed on August 13,
         1999.

(b)      Reports on Form 8-K.

         On October 25, 1999, InterDent filed a Current Report on Form 8-K to report that the Company has entered into an Agreement and Plan of Merger pursuant to which a newly formed entity, to be owned by an acquiring group which includes Green Equity Investors III, L.P., certain of the Company's significant noteholders and stockholders and members of the Company's management, will merge with and into the Company, with the Company as the surviving corporation. No financial statements were included in the report.

                  SCHEDULE II - VALAUTION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                 ADDITIONS
                                                       ------------------------------
                                                                         CHARGED TO
                                         BALANCE AT     CHARGED TO         OTHER
                                        BEGINNING OF     COSTS AND        ACCOUNTS      DEDUCTIONS       BALANCE AT
                                            YEAR        EXPENSES (1)       (2) (3)          (4)          END OF YEAR
                                       --------------  --------------   -------------  --------------  ---------------
Accounts Receivable Reserves:
    1999                               $   6,855,000   $   6,539,000    $  3,629,000   $   8,475,000   $    8,548,000
    1998                                   4,159,000       3,446,000       4,697,000       5,447,000        6,855,000
    1997                               $   1,706,000   $   3,255,000    $  2,458,000   $   3,260,000   $    4,159,000
                                       ==============  ==============   =============  ==============  ===============

Advances to PA Reserves:
    1999                               $     149,000   $          --    $      3,000   $          --   $      152,000
    1998                                      86,000              --          63,000              --          149,000
    1997                               $          --   $          --    $     86,000   $          --   $       86,000
                                       ==============  ==============   =============  ==============  ===============

(1) Before considering recoveries on accounts or notes previously written off.

(2) On accounts receivable reserves, charged to allocation of acquisition purchase accounting entry.

(3) On advances to PA reserves, charged to management fees revenue.

(4)  Accounts written off, net of recoveries.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.

                                      INTERDENT, INC.

                                      By:  MICHAEL T. FIORE
                                           -------------------------------------
                                           Michael T. Fiore
                                           Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

SIGNATURE                                                             TITLE
---------                                                             -----
Principal Executive Officer:

MICHAEL T. FIORE                                      Co-Chairman of the Board and Chief Executive
---------------------------------------               Officer
Michael T. Fiore

Principal Financial and
Accounting Officer:

NORMAN R. HUFFAKER                                    Chief Financial Officer
---------------------------------------
Norman R. Huffaker

Directors:

STEVEN R. MATZKIN, DDS                                Co-Chairman of the Board, President, and Chief
---------------------------------------               Dental Officer
Steven R. Matzkin, DDS

ROBERT FINZI                                          Director
---------------------------------------
Robert Finzi

WAYNE POSEY                                           Director
---------------------------------------
Wayne Posey

ROBERT F. RAUCCI                                      Director
---------------------------------------
Robert F. Raucci

ERIC GREEN                                            Director
---------------------------------------
Eric Green

PAUL H. KECKLEY                                       Director
---------------------------------------
Paul H. Keckley

CURTIS LEE SMITH, JR                                  Director
---------------------------------------
Curtis Lee Smith, Jr
