Form 10-Q
period 2000-03-31
INTERDENT INC
filed 2000-05-15
CIK 1072765

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   MARCH 31, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

COMMISSION FILE NUMBER:                      000-25549
                        -------------------------------------------------------

                                 INTERDENT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    95-4710504
------------------------------------       -------------------------------------
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

                                                     Yes     X     No
                                                           -----      -----

As of April 30, 2000 21,166,834 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  MARCH 31,        DECEMBER 31,
                                         ASSETS                                                     2000               1999
                                                                                              ----------------   ----------------
Current assets:
    Cash and cash equivalents                                                              $             951    $           539
    Accounts receivable, net                                                                          22,805             20,935
    Management fee receivables                                                                         5,898              6,691
    Current portion of notes and advances receivable from professional associations, net                 918                915
    Supplies inventory                                                                                 4,632              4,610
    Prepaid and other current assets                                                                   4,474              4,742
                                                                                              ----------------   ----------------
           Total current assets                                                                       39,678             38,432
                                                                                              ----------------   ----------------

Property and equipment, net                                                                           31,379             30,273
Intangible assets, net                                                                               157,392            153,032
Notes and advances receivable from professional associations, net of current portion                  17,724             14,787
Other assets                                                                                           4,792              4,689
                                                                                              ----------------   ----------------
           Total assets                                                                    $         250,965    $       241,213
                                                                                              ================   ================

          LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                       $           8,304    $         7,541
    Accrued payroll and payroll related costs                                                          9,979              7,516
    Other current liabilities                                                                         19,230             18,573
    Current portion of long-term debt and capital lease obligations                                    5,067              5,335
                                                                                              ----------------   ----------------
           Total current liabilities                                                                  42,580             38,965
                                                                                              ----------------   ----------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                           3,130              3,494
    Long-term debt, net of current portion                                                            91,649             87,269
    Convertible senior subordinated debt                                                              31,068             30,000
    Deferred income taxes                                                                              3,700              3,700
    Other long-term liabilities                                                                          105                 94
                                                                                              ----------------   ----------------
           Total long-term liabilities                                                               129,652            124,557
                                                                                              ----------------   ----------------
           Total liabilities                                                                         172,232            163,522
                                                                                              ----------------   ----------------

Redeemable common stock, $0.001 par value, 157,958 shares issued and outstanding in 2000
    and 1999, respectively                                                                             1,799              1,796
                                                                                              ----------------   ----------------

Shareholders' equity:
    Preferred stock, $0.001 par value, 30,000,000 shares authorized:                                       1                  1
       Preferred stock - Series A, 100 shares authorized and outstanding
       Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
        issued and outstanding                                                                            --                 --
       Preferred stock - Series C, 100 shares authorized, zero shares issued and
        outstanding                                                                                       --                 --
       Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,628,663
        shares issued and outstanding                                                                 12,089             12,089
    Common stock, $0.001 par value, 50,000,000 shares authorized, 21,008,876 and
      20,960,128 shares issued and outstanding in 2000 and 1999, respectively                             21                 21
    Additional paid-in capital                                                                        63,044             62,831
    Shareholder notes receivable                                                                        (620)              (615)
    Retained earnings                                                                                  2,399              1,568
                                                                                              ----------------   ----------------
           Total shareholders' equity                                                                 76,934             75,895
                                                                                              ================   ================
           Total liabilities, redeemable common stock and shareholders' equity             $         250,965    $       241,213
                                                                                              ================   ================

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               (Unaudited, in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       2000                 1999
                                                                                 ------------------   ------------------
Dental practice net patient service revenue                                     $          60,170    $          40,397
Net management fees                                                                        10,805               10,716
Licensing and other fees                                                                      225                  265
                                                                                 ------------------   ------------------
           Total revenues                                                                  71,200               51,378
                                                                                 ------------------   ------------------

Operating expenses:
    Clinical salaries, benefits, and provider costs                                        28,383               19,651
    Practice non-clinical salaries and benefits                                            10,084                6,992
    Dental supplies and lab expenses                                                        8,753                6,415
    Practice occupancy expenses                                                             4,152                3,123
    Practice selling, general and administrative expenses                                   6,843                5,782
    Corporate selling, general and administrative expenses                                  3,344                2,796
    Management merger and retention bonus                                                   1,159                   --
    Corporate merger and restructure costs                                                  1,730                3,681
    Depreciation and amortization                                                           2,871                2,117
                                                                                 ------------------   ------------------
           Total operating expenses                                                        67,319               50,557
                                                                                 ------------------   ------------------
           Operating income                                                                 3,881                  821
                                                                                 ------------------   ------------------

Nonoperating income (expense):
    Interest expense, net                                                                  (2,491)              (1,351)
    Other, net                                                                                 (1)                  22
                                                                                 ------------------   ------------------

                 Nonoperating expense, net                                                 (2,492)              (1,329)
                                                                                 ------------------   ------------------

                 Income (loss) before income taxes                                          1,389                 (508)

Provision for income taxes                                                                    556                  191
                                                                                 ------------------   ------------------

                 Net income (loss)                                                            833                 (699)

Accretion of redeemable common stock                                                           (2)                  (4)
                                                                                 ------------------   ------------------

                 Net income (loss) attributable to common stock                 $             831    $            (703)
                                                                                 ==================   ==================

Income (loss) per share attributable to common stock - basic                    $            0.04    $           (0.03)
                                                                                 ==================   ==================

Income (loss) per share attributable to common stock - diluted                  $            0.04    $           (0.03)
                                                                                 ==================   ==================


See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                   2000                 1999
                                                                                             -----------------    -----------------
Cash flows from operating activities:
    Net income (loss)                                                                      $              833   $             (699)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                                     2,871                2,117
      Non-employee stock options granted and stock issued for fees and compensation                         6                   16
      Amortization of deferred financing costs                                                             96                   65
      Interest accrued on subordinated debt as payment-in-kind                                            565                   --
      Interest accrued on shareholder notes receivables                                                    (4)                  (5)
      Deferred income taxes                                                                                --                   13
      Change in assets and liabilities, net of the effect of acquisitions:
        Accounts receivable, net                                                                       (2,081)                (500)
        Management fee receivables from professional associations                                         213                 (237)
        Supplies inventory                                                                                (22)                   5
        Prepaid expenses and other current assets                                                         193                 (211)
        Other assets                                                                                     (342)                  49
        Accounts payable                                                                                  681                 (432)
        Accrued payroll and payroll related costs                                                       2,335                1,727
        Accrued merger and restructure                                                                    531                1,369
        Other liabilities                                                                              (1,639)                (802)
                                                                                             -----------------    -----------------
                Net cash provided by operating activities                                               4,236                2,475
                                                                                             -----------------    -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                                                 (2,251)              (1,368)
    Net payments received (advances) on notes receivable from professional associations                    61                   26
    Advances to professional associations                                                              (2,973)              (1,711)
    Cash paid for acquisitions, including direct costs, net of cash acquired                           (1,877)              (7,206)
                                                                                             -----------------    -----------------
                Net cash used in investing activities                                                  (7,040)             (10,259)
                                                                                             -----------------    -----------------

Cash flows from financing activities:
    Net proceeds from credit facilities                                                                 4,402                8,828
    Payments on long-term debt and obligations under capital leases                                    (1,273)              (1,554)
    Proceeds from issuance of common and preferred stock                                                   69                   56
    Exercise of stock options                                                                              18                   --
                                                                                             -----------------    -----------------
                Net cash provided by financing activities                                               3,216                7,330
                                                                                             -----------------    -----------------

                Increase (decrease) in cash and cash equivalents                                          412                 (454)

Cash and cash equivalents, beginning of period                                                            539                8,244
                                                                                             -----------------    -----------------

Cash and cash equivalents, end of period                                                   $              951   $            7,790
                                                                                             =================    =================

Cash paid for interest                                                                     $            2,726   $            1,428
                                                                                             =================    =================
Cash paid for income taxes                                                                 $            1,140   $              204
                                                                                             =================    =================

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

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

(2)  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Corporate practice of medicine laws in the states in which InterDent currently operates prohibit it from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various PAs. Under those circumstances where the MSAs meet the criteria for consolidation as outlined in Emerging Issues Task Force issue 97-2, all the accounts of those PAs are included in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these PAs.

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

INTERIM REPORTING

The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999 included in Form 10-K filed on March 30, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the entire year.

DEPENDENCE ON PAS

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

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

ACCOUNTS RECEIVABLE

Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payors contracts. Payments under these programs are primarily based on predetermined rates. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods, as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these contracts. In addition, a provision for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. These contractual allowances and discounts and provision for doubtful accounts are deducted from accounts receivable in the accompanying condensed consolidated balance sheets.

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

Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays exiting debt, and the operations improve. The Company has an established reserve policy for advances to PAs. Based upon such factors as operational performance history and initial acquisition funding, the Company reserves against management fees and advances made to individual PAs for those practices which do not meet expectations after a certain period of time. Such reserves are increased or decreased as appropriate according to performance trends of the individual practices.

Notes receivable from PAs relates to financing of certain medical and non-medical capital additions made by certain unconsolidated PAs.

Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at a rate of 9.0%. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are generally personally guaranteed by the PA owners and crossed-collateralized by the PAs under common ownership.

INTANGIBLE ASSETS

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

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

INVESTMENT

On September 3, 1999, the Company entered into a seven year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020,000, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock, and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. The investment is carried at cost in the absence of an other than temporary decline in value as the Company is not able to exercise control over DXC, and the Company's ownership is less than 20%.

NET INCOME (LOSS) PER SHARE

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

For the three months ended March 31, 2000, dilutive potential common shares of 3,257,328 consisting of convertible subordinated debt have been excluded from the computation of diluted loss per share as their effect is anti-dilutive. For the three months ended March 31, 1999 dilutive potential common shares of 5,312,307 consisting of convertible subordinated debt, contingent shares, and the exercise of certain options, warrants, and put rights have been excluded from the computation of diluted income per share, as their effect is also anti-dilutive.

The following table summarizes the computation of net income (loss) per share:


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     2000                    1999
                                                                               ------------------     -------------------
    Net income (loss) attributable to common stock                           $              831     $             (703)
                                                                               ==================     ===================

    Basic shares reconciliation:
      Weighted average common shares outstanding                                     21,162,937             20,821,369
      Contingently issuable common shares                                                    --                 79,788
      Contingently repurchaseable common shares                                        (568,712)              (564,525)
                                                                               ------------------     -------------------

             Basic shares                                                            20,594,225             20,336,632
                                                                               ------------------     -------------------



                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

    Convertible preferred stock                                                       1,628,665                     --
    Warrants                                                                             96,083                     --
    Put rights                                                                           56,471                     --
    Contingent shares                                                                    15,856                     --
    Assumed conversion of options                                                       340,794                     --
                                                                               ------------------     -------------------

             Diluted shares                                                          22,732,094             20,336,632
                                                                               ------------------     -------------------

    Net income (loss) attributable to common stock:
       Basic                                                                 $            0.04      $           (0.03)
                                                                               ==================     ===================

       Diluted                                                               $            0.04      $           (0.03)
                                                                               ==================     ===================

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - "Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that implementation of SAB No. 101 will have no material impact on its financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

(3)  NET REVENUE

Revenues consist primarily of PA net patient service revenue and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs at normal and customary rates from patients, third party payors and others for

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

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

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                         2000                 1999
                                                                                    ----------------     ----------------
    Dental practice net patient service revenue - all PAs                        $            76,886  $            56,072
    Less: Dental practice net patient service revenue - unconsolidated PAs                   (16,716)             (15,675)
                                                                                    ----------------     ----------------
    Reported practice net patient service revenue                                $            60,170  $            40,397
                                                                                    ================     ================

    Dental practice net patient service revenue - unconsolidated PAs             $            16,716  $            15,675
    Less: Amounts retained by dentists                                                        (5,911)              (4,959)
                                                                                    ----------------     ----------------
    Net management fees                                                          $            10,805  $            10,716
                                                                                    ================     ================

(4)   BUSINESS COMBINATIONS, PROPOSED MERGER AND DENTAL PRACTICE ACQUISITIONS

BUSINESS COMBINATIONS

On March 12, 1999, Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers in which each entity became a wholly owned subsidiary of InterDent, Inc. a newly formed company. These consolidated financial statements have been prepared following the pooling-of-interest method of accounting and reflect the combined financial position and operating results of GDSC and for all periods presented. The individual results of operations of GDSC and DCA through February 28, 1999, representing the latest available financial statements of the individual corporations prior to the mergers, are as follows:


                                                              GDSC                   DCA

                                                       -------------------   --------------------
PA net patient service revenue                      $            26,048     $              --
Management, consulting, and licensing fees                          532                 6,441
Net income                                                        1,129                   595


As a result of the mergers the Company recorded direct merger expenses of $2,165 during the three months ended March 31, 1999, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. The Company also recorded a restructure charge during the three months ended March 31, 1999 of $1,516 relating to the Company's restructuring plan, including charges for employee related costs, redirection of certain duplicative operations and programs, and other costs. During the three month ended March 31, 2000, the Company recorded an additional restructuring charge of $966 relating to the Company's restructuring plan. The Company's restructuring plan is substantially complete and management does not anticipate additional restructuring charges as a result of the mergers. Included in other current liabilities at March 31, 2000 is $2,720 in accrued merger and restructure costs, of which $1,646 relates to accrued restructure costs.


PROPOSED MERGER

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. The Company has recorded direct merger expenses of $764 associated with this agreement during the three months ended March

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

31, 2000 consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. Included in other current liabilities at March 31, 2000 is $736 in accrued merger costs. See Subsequent event note 7 for further discussion of the Leonard Green transaction.

The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and Leonard Green proposed merger through March 31, 2000:


                                                                              THREE-MONTHS
                                                                             ENDED MARCH 31,    YEAR ENDED DECEMBER 31,
CORPORATE MERGER AND RESTRUCTURE COSTS:                                           2000            1999           1998
                                                                              -------------   -------------  --------------
 GDSC AND DCA COMBINATION:
  Direct investment banking, accounting, legal and other
   advisory fees                                                            $           50   $       3,260   $      2,241
  Employee retention, severance and training costs                                      39           1,019          1,535
  Systems integration and conversion                                                   765           2,069             --
  Costs to acquire InterDent name                                                       --             264             --
  Redirection of duplicative operations, programs and
   other costs                                                                         112             580             55
                                                                              -------------   -------------  --------------
  Total                                                                                966           7,192          3,831
                                                                              -------------   -------------  --------------

 INTERDENT AND LEONARD GREEN PROPOSED MERGER:
  Direct investment banking, accounting, legal and other
   advisory fees                                                                       764           1,624             --
                                                                              -------------   -------------  --------------
  Total corporate restructure and merger costs                              $        1,730   $       8,816   $      3,831
                                                                              =============   =============  ==============


                                                                BEGINNING                                       ENDING
  ACCRUED MERGER AND RESTRUCTURE LIABILITY:                      BALANCE        EXPENSE         PAYMENTS        BALANCE
                                                              --------------  -------------   -------------  --------------
  Merger and restructure activity for the year
   ended December 31, 1998                                  $           --  $        3,831   $      (1,444)  $      2,387
                                                              ==============  =============   =============  ==============
  Merger and restructure activity for the year
   ended December 31, 1999                                  $        2,387  $        8,816   $      (8,278)  $      2,925
                                                              ==============  =============   =============  ==============
  Merger and restructure activity for the
   three-months ended March 31, 2000                        $        2,925  $        1,730   $      (1,199)  $      3,456
                                                              ==============  =============   =============  ==============

DENTAL PRACTICE AFFILIATIONS

During the three months ended March 31, 2000, the Company and an existing affiliated PA entered into a new management service agreement ("MSA") effective January 1, 2000. Whereas the former MSA did not meet the criteria for consolidation as outlined in EITF 97-2, the new MSA meets the criteria for consolidation of the PA accounts with the Company for financial reporting purposes. As consideration for entering into the new MSA, the Company paid $309 in cash of which $271 was offset by amounts due from the PA, and assumed net liabilities of $110.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             March 31, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of March, 31, 2000, the Company had accrued $10,398 for future earn-out payments, of which $187 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $33,000 and $38,000 from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1,300 to $1,500 annually.

(5)   DEBT

On March 31, 2000 the Company entered into an agreement to increase its existing credit facility from $90,000 to $120,000, with immediate funding available of $101,000. The revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments and maturing on March 31, 2005. Principal amounts owed under the credit facility bear interest at varying amounts over LIBOR (3.00% - 3.50%) or the prime rate (1.25% - 1.75%), at the Company's option, based on the level of its leverage ratio. The credit facility requires the Company to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding.

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

(6)   CONTINGENCIES

The Company was named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. The plaintiff sought damages in excess of $10 million due to alleged negligence on the part of the orthodontist and alleging the orthodontist acted as an employee of the Company. The case was brought before a jury in February 2000 in which the jury returned a verdict in favor of the orthodontist, and consequently the PA and the Company.

The Company has been named as a defendant in other various lawsuits in the normal course of business. In the opinion of management any liabilities resulting from these matters will not have a material impact on the Company's consolidated financial position or results of operations.

(7)   SUBSEQUENT EVENTS

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of Company management, including Michael Fiore, Co-chairman and CEO, and Steven Matzkin, DDS, Co-chairman, President, and Chief Dental Officer. Additionally, existing investors in the Company, the Sprout Group and Chase Capital Partners, intended to participate in the transaction by maintaining ownership in the Company. In May 2000, InterDent and Leonard Green Partners have mutually agreed to terminate the merger agreement and the related recapitalization transaction.

On May 4, 2000 InterDent received an investment commitment for $30,000 in senior secured subordinated debt financing from a private investment organization. The commitment was received after the satisfactory completion of due diligence, and is subject to the execution of definitive documents on mutually acceptable terms. The funding of the transaction is expected to close by May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As of March 31, 2000, we provided comprehensive management services to a dental practice network which employed 677 dentists, including 148 specialists, practicing out of 226 dental offices and 1,947 operatories in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania and Washington.

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

Under those circumstances where the management service agreements meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those affiliated dental practices are included in our consolidated financial statements included elsewhere herein. Accordingly, our consolidated statements of operations include the dental practice net patient revenue and related expenses of those affiliated dental practices. In instances where the management service agreements have not met the criteria for consolidation, we do not consolidate the accounts of the affiliated dental practices. Accordingly, our consolidated statements of operations exclude the dental practice net patient revenues and expenses of these affiliated dental practices. Rather, our consolidated statements of operations include only our net management fees generated from those management service agreements and our expenses incurred in the performance of our obligations under those management service agreements. The following discussion highlights changes in historical revenues and expense levels for the three months ended March 31, 2000 and 1999 as reported in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2000 STATEMENT OF OPERATIONS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 147 current clinical locations through March 31, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $60.2 million for 2000 compared to $40.4 million for 1999, representing a 48.9% increase of $19.8 million. We are pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this revenue growth is due to the addition of 16 affiliated dental practices during 1999, representing 51 current clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements. In addition, during 2000, we entered into a new management service agreement with an existing single location affiliation. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 1999, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2000 increased by approximately 10% when compared to revenue for 1999.

NET MANAGEMENT FEES. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 79 current unconsolidated affiliated dental practice clinical locations through March 31, 2000. As January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $10.8 million for 2000 compared to $10.7 million for 1999, representing a 0.8% increase of $.09 million. Although total dental practice net patient revenue increased at these locations, management fee revenues remained relatively flat as we have reduced management fees with certain affiliations as specialty provider revenues were added. These measures are expected to increase our future operating margins at these locations.

LICENSING AND OTHER FEES. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. Licensing and other fees were $.23 million for 2000 compared to $.27 million for 1999, representing a 15.1% decrease of $.04 million.

PRACTICE OPERATING EXPENSES. Practice operating expenses represent the direct costs associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

- CLINICAL SALARIES, BENEFITS AND PROVIDER COSTS include all patient service provider staff compensation and related payroll costs at the consolidated affiliated dental practices, including dentists, hygienists and dental assistants, and dental assistants for the unconsolidated affiliated dental practices;

- PRACTICE NON-CLINICAL SALARIES AND BENEFITS include all staff compensation and related payroll costs at all dental and regional facilities other than dentists, hygienists, and dental assistants;

- DENTAL SUPPLIES AND LAB EXPENSES include all direct supply costs in the performance of patient treatment programs;

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

Practice operating expenses have increased significantly during 2000 compared to 1999. Practice operating expenses were $58.2 million for 2000 compared to $41.9 million for 1999, representing a 38.7% increase of $16.3 million. The majority of this increase in practice operating expenses is due to the addition of 22 affiliated dental practices (representing 61 current clinical locations) during 1999, as a result of our aggressive expansion strategy. Of the 22 affiliated dental practices added in 1999, 16 have management services agreements that meet the EITF's consolidation requirements. During 2000, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to 1999. As a result, as a percentage of net revenues, overall practice operating expenses for 2000 were 81.8% compared to 81.7% for 1999. The overall practice operating margin for 2000 was 18.2% compared to 18.3% for 1999.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.3 million for 2000 compared to $2.8 million for 1999, representing a 19.6% increase of $.5 million.

The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As a result, corporate selling, general and administrative expenses as a percentage of net revenues have steadily declined. Corporate selling, general and administrative expenses for 2000 were 4.7% of net revenues as compared to 5.4% for 1999.

MANAGEMENT MERGER AND RETENTION BONUS. On October 22, 1999, we announced the signing of a definitive merger agreement between us and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of our management. The board of directors approved a bonus plan in the first quarter 2000 to help motivate and retain management to implement our plan for a changed strategic direction. We recorded a charge for 2000 of $1.2 million relating to our management merger and retention bonus plan. In May 2000, we have mutually agreed with Leonard Green & Partners, L.P., to terminate the merger agreement and the related recapitalization transaction.

CORPORATE MERGER AND RESTRUCTURE COSTS. We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as a pooling-of-interests. As a result of the business combination we recorded a restructuring charge of $1.0 million for 2000 relating to our restructuring plan, including charges for employee related costs, redirection of certain duplicative operations and programs, and other costs. In 1999 we recorded direct merger expenses of $2.2 million, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. We also recorded a restructure charge for 1999 of $1.5 million relating to our restructuring plan. As of March 31, 2000, our restructuring plan is substantially complete and we do not anticipate additional restructuring charges as a result of the business combination.

We also recorded direct merger expenses of $.8 million associated with the proposed merger with Leonard Green & Partners, L.P. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $2.9 million for 2000 compared to $2.1 million for 1999. This increase of 35.6% is primarily due to additional property and equipment, intangible costs assigned to management services agreements and goodwill associated with dental practice affiliations completed in 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

INTEREST EXPENSE. Interest expense was $2.5 million for 2000 compared to $1.4 million for 1999, representing a 84.4% increase of $1.1 million. This increase in interest expense was due to additional debt incurred under our credit facility and private placement to complete the rapid expansion of additional affiliated dental practices throughout 1999. It is anticipated that future acquisitions will require additional borrowings under our existing credit facility but may be offset by any future raising of equity capital. Accordingly, we anticipate that interest expense will increase throughout future periods.

PROVISION FOR INCOME TAXES. We recorded a net tax expense of $0.6 million for 2000 on income before income taxes of $1.4 million as we expect our federal and state income tax effective rate for annual fiscal 2000 to approximate the current statutory rate of 40%. We recognized a tax expense on our loss before income taxes in 1999 as a result of certain merger expenses which are not deductible for income tax purposes, and the uncertainty of realization of deferred tax assets generated by the net operating loss in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, cash and cash equivalents were $1.0 million, representing a $0.4 million increase in cash and cash equivalents of $0.5 million available at December 31, 1999. Our negative working capital at March 31, 2000 of $2.9 million represents a decrease from our negative working capital of $0.5 million at December 31, 1999. The increase in negative working capital is primarily attributable to acquisition earn-out liabilities and merger and restructure payables and accruals of approximately $3.5 million (excluding amounts paid during 2000), payment of earn-out consideration, and utilization of cash to pay down borrowings under our credit facility. We plan and anticipate a negative working capital as all excess cash is utilized to pay down the outstanding credit facility.

Net cash provided by operations amounted to $3.5 million for 2000 compared to net cash provided by operations of $2.5 million for 1999, including management merger and retention bonus of $1.2 million for 2000 and merger and restructure expenses of $1.7 million for 2000 and $3.7 million for 1999, respectively. The increase of net cash provided by operations during 2000 is attributed to improvements in our results of operations.

Net cash used in investing activities was $7.0 million for 2000. Included in the investing activities is cash paid for affiliated dental practices of $1.9 million (including earnout payments) and $2.3 million cash paid for property and equipment. Additionally, we made advances to unconsolidated affiliated practices of $3.0 million. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We typically advances funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve. These uses of cash in investing activities were primarily funded through borrowing under our existing credit facility. As a result, cash provided from the credit facility amounted to $4.4 million for 2000.

In connection with certain completed affiliation transactions, we have agreed to pay to the sellers possible future consideration in the form of cash and Company capital stock. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable and account for such payments as additional cost of intangible assets acquired. For 2000, we paid $1.6 million in additional earn-out consideration.

As of March 31, 2000, we have accrued $10.4 million for future earn-out payments, of which $0.2 million is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is between $33 million and $38 million from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1.3 million to $1.5 million annually.

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

We have entered into an agreement to increase our credit facility from $90 million to $120 million, with immediate funding available of $101 million. The revolving feature of the credit facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments and maturing on March 31, 2005. Principal amounts owed under the credit facility bear interest at varying amounts over LIBOR (3.00% - 3.50%) or the prime rate (1.25% -

1.75%), at our option, based on the level of its leverage ratio. The credit facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the credit facility exceeds the aggregate amount of all loans then outstanding.

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

We have outstanding an original $30 million of 7% Subordinated Convertible Notes and $12 million of convertible Preferred Stock. The 7% Subordinated Convertible Notes have eight-year terms and are convertible into shares of our Common Stock at $9.21 for each share of Common Stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such 7% Subordinated Convertible Notes. If certain events of default occur, the 7% Subordinated Convertible Notes then outstanding will automatically convert into shares of our Series B Preferred Stock at a rate of one share of Series B Preferred Stock for each $1,000 in outstanding principal and accrued but unpaid interest on the 7% Subordinated Convertible Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The 7% Subordinated Convertible Notes and all outstanding shares of our Preferred Stock shall be automatically converted into our Common Stock (or, in the case of Series A Preferred Stock and Series C Preferred Stock, redeemed at nominal cost) if the rolling 21-day average closing market price of our Common Stock on 20 out of any 30 consecutive trading days is more than $16.85 on or prior to May 18, 2000, or more than $17.98 at any time thereafter.

At our option, on any interest payment date, in lieu of an interest payment in cash, we may pay a portion of the interest due by issuing additional 7% Subordinated Convertible Notes as payment-in-kind. The additional notes issued by us as payment-in-kind are subject to the same terms as the $30 million originally issued. Through December 31, 1999 no additional notes were issued as payment-in-kind. During the three months ended March 31, 2000, we issued $1.1 million in additional notes. As of March 31, 2000, we have issued a total of $31.1 in 7% Subordinated Convertible Notes.

We are authorized to issue 30,000,000 shares of $.001 par value preferred stock. Presently authorized series of our preferred stock include the following series:

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

A total of 254,901 and 339,247 outstanding shares of InterDent Common Stock issued at a price of $0.45 and $0.225 per share, respectively, are subject to repurchase as a result of a subsidiary's failure to achieve certain specified performance targets through December 31, 1999. It is anticipated that these shares will be repurchased in the future.

On October 22, 1999, we announced the signing of a definitive merger agreement between us and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of our management, including Michael Fiore, Co-chairman and CEO, and Steven Matzkin, DDS, Co-chairman, President, and Chief Dental Officer. Additionally, our existing investors, the Sprout Group and Chase Capital Partners, intended to participate in the transaction by maintaining ownership in the Company. On May 3, 2000, we have mutually agreed with Leonard Green & Partners, L.P., to terminate the merger agreement and the related recapitalization transaction.

On May 4, 2000 we received an investment commitment for $30 million in senior secured subordinated debt financing from a private investment organization. The commitment was received after the satisfactory completion of due diligence, and is subject to the execution of definitive documents on mutually acceptable terms. The funding of the transaction is expected to close by May 31, 2000.

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

YEAR 2000 COMPLIANCE

We have not experienced any significant disruptions to our financial or operating activities due to failure of our computerized systems resulting from Year 2000 issues. Furthermore, we have no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to us or that any significant customer may be unable to purchase from us or provide timely payment of services rendered because of Year 2000 issues. We have not received any notifications from regulatory agencies indicating that significant regulatory action is being or may be taken against InterDent as a result of Year 2000 issues. Accordingly, management does not expect Year 2000 issues to have a material adverse effect on InterDent's operations or financial results in 2000.

                                     * * * *

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE DEPENDENCE ON MANAGEMENT AGREEMENTS, THE PAS AND AFFILIATED DENTISTS, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, GOVERNMENT REGULATION, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon market LIBOR or prime rates, as discussed in Note 5 to the condensed consolidated financial statements. To mitigate the impact of fluctuations in market rates, we purchase fixed interest rates for periods of up to 180 days on portions of the outstanding credit facility balance.

At March 31, 2000, we had $83.4 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would have been approximately $0.2 million for the three-months ended March 31, 2000. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $42.2 million are at fixed rates of interest.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. The plaintiff sought damages in excess of $10 million due to alleged negligence on the part of the orthodontist and alleging the orthodontist acted as an employee of the Company. The case was brought before a jury in February 2000 in which the jury returned a verdict in favor of the orthodontist, and consequently the PA and the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2000, the Company issued 31,777 shares of common stock as additional earn-out consideration for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the

Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

On February 4, 2000, the Company issued 6,788 shares of common stock as additional consideration for the acquisition of assets of a dental practice. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

The Company's senior lender currently prohibits the payment of cash dividends.

ITEM 5.  OTHER INFORMATION

The 2000 Annual Meeting of Stockholders of the Company was held on April 20, 2000. Eric Green, Paul H. Keckley and Curtis Lee Smith Jr. were re-elected as Class I directors for a three-year term. The shareholders also approved the following proposals: (a) the Amended and Restated InterDent, Inc. 1999 Stock Incentive Plan; (b) the InterDent, Inc. Employee Stock Purchase Plan of 1999;
(c) the InterDent, Inc. Dental Professional Stock Purchase Plan of 1999, and
(d) ratified the selection of KPMG LLP as the Company's independent auditors for the year 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1 Credit Agreement, dated as of March 31, 2000 (the "Credit Agreement"), by and among Gentle Dental Service Corporation, Gentle Dental Management, Inc., and Dental Care Alliance, Inc. as borrowers (the "Borrowers"), certain InterDents's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The Chase Manhattan Bank, as syndication agent (the "Syndication Agent").

10.2 Amendment Agreement No. 3 to the Amended and Restated Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

10.3 Amended and Restated Guaranty, dated as of March 31, 2000, by InterDent, Inc. in favor of the Administrative Agent.

27.1     Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INTERDENT, INC.
                                             -----------------------------------
                                                        (Registrant)

Date:        May 12, 2000                 By:       \s\ NORMAN R. HUFFAKER
     ------------------------------          -----------------------------------
                                                        Norman R. Huffaker
                                                        Chief Financial Officer