Form 10-Q
period 2000-06-30
INTERDENT INC
filed 2000-08-14
CIK 1072765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 JUNE 30, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

COMMISSION FILE NUMBER:                      000-25549
                       ---------------------------------------------------------

                                 INTERDENT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-4710504
--------------------------------           -------------------------------------
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
                                              Yes  X   No
                                                  ---     ---

As of July 31, 2000, 24,003,346 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

--------------------------------------------------------------------------------

                                                                                           JUNE 30,    DECEMBER 31,
                                  ASSETS                                                     2000         1999
                                                                                           ---------    ---------
Current assets:
    Cash and cash equivalents                                                              $     786    $     539
    Accounts receivable, net                                                                  23,298       20,935
    Management fee receivables                                                                 5,595        6,691
    Current portion of notes and advances receivable from professional associations, net         920          915
    Supplies inventory                                                                         4,674        4,610
    Prepaid and other current assets                                                           4,422        4,742
                                                                                           ---------    ---------
           Total current assets                                                               39,695       38,432
                                                                                           ---------    ---------

Property and equipment, net                                                                   32,596       30,273
Intangible assets, net                                                                       158,912      153,032
Notes and advances receivable from professional associations, net of current portion          20,390       14,787
Notes receivable from related parties                                                         10,549         --
Other assets                                                                                   6,663        4,689
                                                                                           ---------    ---------
           Total assets                                                                    $ 268,805    $ 241,213
                                                                                           =========    =========

              LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                       $   5,753    $   7,541
    Accrued payroll and payroll related costs                                                  7,876        7,516
    Other current liabilities                                                                 17,698       18,573
    Current portion of long-term debt and capital lease obligations                            5,048        5,335
                                                                                           ---------    ---------
           Total current liabilities                                                          36,375       38,965
                                                                                           ---------    ---------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                   2,895        3,494
    Long-term debt, net of current portion                                                   100,142       87,269
    Convertible senior subordinated debt                                                      31,611       30,000
    Deferred income taxes                                                                      3,700        3,700
    Other long-term liabilities                                                                  110           94
                                                                                           ---------    ---------

           Total long-term liabilities                                                       138,458      124,557
                                                                                           ---------    ---------

           Total liabilities                                                                 174,833      163,522
                                                                                           ---------    ---------

Redeemable common stock, $0.001 par value, 157,958 shares issued and outstanding in 2000
    and 1999, respectively                                                                     1,801        1,796
                                                                                           ---------    ---------

Shareholders' equity:
    Preferred stock, $0.001 par value, 30,000,000 shares authorized:
       Preferred stock - Series A, 100 shares authorized and outstanding                           1            1
       Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
      issued and outstanding                                                                    --           --
       Preferred stock - Series C, 100 shares authorized, zero shares issued and
      outstanding                                                                               --           --
       Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,628,663
      shares issued and outstanding                                                           12,089       12,089
    Common stock, $0.001 par value, 50,000,000 shares authorized, 23,845,378 and
      20,960,128 shares issued and outstanding in 2000 and 1999, respectively                     24           21
     Additional paid-in capital                                                               76,173       62,831
    Shareholder notes receivable                                                                (625)        (615)
    Retained earnings                                                                          4,509        1,568
                                                                                           ---------    ---------
           Total shareholders' equity                                                         92,171       75,895
                                                                                           ---------    ---------
           Total liabilities, redeemable common stock and shareholders' equity             $ 268,805    $ 241,213
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

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               (Unaudited, in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                               2000         1999         2000         1999
                                                             ---------    ---------    ---------    ---------
Dental practice net patient service revenue                  $  60,151    $  44,019    $ 120,321    $  84,416
Net management fees                                             11,034       10,785       21,839       21,501
Licensing and other fees                                           222          259          447          524
                                                             ---------    ---------    ---------    ---------

           Total revenues                                       71,407       55,063      142,607      106,441

Operating expenses:
    Clinical salaries, benefits, and provider costs             28,428       21,188       56,811       40,839
    Practice non-clinical salaries and benefits                  9,739        7,481       19,823       14,473
    Dental supplies and lab expenses                             8,915        6,870       17,668       13,285
    Practice occupancy expenses                                  4,238        3,189        8,390        6,312
    Practice selling, general and administrative expenses        7,196        5,633       14,039       11,415
    Corporate selling, general and administrative expenses       3,523        2,999        6,867        5,795
    Management merger and retention bonus                         --           --          1,159         --
    Corporate merger and restructure costs                        --          1,348        1,730        5,029
    Depreciation and amortization                                2,969        2,232        5,840        4,349
                                                             ---------    ---------    ---------    ---------

           Total operating expenses                             65,008       50,940      132,327      101,497
                                                             ---------    ---------    ---------    ---------

           Operating income                                      6,399        4,123       10,280        4,944
                                                             ---------    ---------    ---------    ---------

Nonoperating expense:
    Interest expense, net                                       (2,878)      (1,409)      (5,369)      (2,760)
    Other, net                                                    --            (30)          (1)          (8)
                                                             ---------    ---------    ---------    ---------

           Nonoperating expense, net                            (2,878)      (1,439)      (5,370)      (2,768)
                                                             ---------    ---------    ---------    ---------

           Income before income taxes                            3,521        2,684        4,910        2,176

Provision for income taxes                                       1,408          549        1,964          740
                                                             ---------    ---------    ---------    ---------

           Net income                                            2,113        2,135        2,946        1,436

Accretion of redeemable common stock                                (3)          (3)          (5)          (7)
                                                             ---------    ---------    ---------    ---------

           Net income attributable to common stock           $   2,110    $   2,132    $   2,941    $   1,429
                                                             =========    =========    =========    =========

Income per share attributable to common stock - basic        $    0.10    $    0.10    $    0.14    $    0.07
                                                             =========    =========    =========    =========

Income per share attributable to common stock - diluted      $    0.09    $    0.09    $    0.13    $    0.06
                                                             =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

--------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                            2000        1999
                                                                                          --------    --------
Cash flows from operating activities:
    Net income                                                                            $  2,946    $  1,436
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          5,840       4,349
      Loss on disposal of assets                                                                22        --
      Non-employee stock options granted and stock issued for fees and compensation             12          28
      Interest accrued on convertible subordinated debt as payment-in-kind                   1,108        --
      Interest accrued on shareholder and related party notes receivables                      (59)        (10)
      Interest amortization on deferred financing costs and discounted debt                    247         134
      Deferred income taxes                                                                   --            33
      Change in assets and liabilities, net of the effect of acquisitions:
       Accounts receivable, net                                                             (2,643)     (1,129)
       Management fee receivables                                                              825        (484)
       Supplies inventory                                                                      (64)          3
       Prepaid expenses and other current assets                                               (51)       (207)
       Other assets                                                                           (206)        (38)
       Accounts payable                                                                     (1,871)     (1,217)
       Accrued payroll and payroll related costs                                               250       2,836
       Accrued merger and restructure                                                         (129)        (82)
       Other liabilities                                                                    (2,265)       (885)
                                                                                          --------    --------

                Net cash provided by operating activities                                    3,962       4,767
                                                                                          --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                                      (4,786)     (3,804)
    Net payments received (advances) on notes receivable from professional associations        119        (509)
    Advances to professional associations                                                   (5,673)     (3,948)
    Notes receivable from related parties                                                  (10,500)       --
    Cash paid for acquisitions, including direct costs, net of cash acquired                (5,092)    (17,981)
                                                                                          --------    --------

                Net cash used in investing activities                                      (25,932)    (26,242)
                                                                                          --------    --------

Cash flows from financing activities:
    Net proceeds (payments) from credit facilities                                          (8,559)     18,745
    Proceeds from issuance of long-term debt                                                22,761        --
    Payments on long-term debt and obligations under capital leases                         (3,229)     (2,627)
    Payments of deferred financing costs                                                    (1,954)       (217)
    Proceeds from issuance of common and preferred stock                                    11,145          56
    Payments for common and preferred stock issuance costs                                    (706)       --
    Proceeds from issuance of common stock warrants                                          2,739        --
    Exercise of stock options                                                                   20           2
                                                                                          --------    --------

                Net cash provided by financing activities                                   22,217      15,959
                                                                                          --------    --------

                Increase (Decrease) in cash and cash equivalents                               247      (5,516)

Cash and cash equivalents, beginning of period                                                 539       8,244
                                                                                          --------    --------

Cash and cash equivalents, end of period                                                  $    786    $  2,728
                                                                                          ========    ========

Cash paid for interest                                                                    $  4,047    $  3,128
                                                                                          ========    ========

Cash paid for income taxes                                                                $  2,932    $   --
                                                                                          ========    ========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

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

INTERIM REPORTING

The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999 included in Form 10-K filed on March 30, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the entire year.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

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

Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at the Company's borrowing rate. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are generally personally guaranteed by the PA owners and crossed-collateralized by the PAs under common ownership.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

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

INVESTMENT

On September 3, 1999, the Company entered into a seven year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock, and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. The investment is carried at cost in the absence of an other than temporary decline in value as the Company is not able to exercise significant influence over DXC, and the Company's ownership is less than 20%. The investment is included within other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTES RECEIVABLE FROM RELATED PARTIES

Notes receivables from related parties represent amounts advanced to certain officers of the Company. In connection with these advances, such officers issued interest-bearing notes receivables to the Company. Shares of the Company's common stock and certain other assets owned by such officers have been pledged to secure the notes. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market interest rate. The notes and accrued interest are due June 2004.

NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method. As of June 30, 2000, dilutive potential common shares of 8,084,225 consisting of convertible subordinated debt, options, and warrants have been excluded from the computation of diluted income per share, as their effect is anti-dilutive.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)



The following table summarizes the computation of net income per share:

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Net income attributable to common stock            $      2,110           2,132           2,941           1,429
                                                   ============    ============    ============    ============

Basic Shares Reconciliation:
  Weighted average common shares outstanding         21,661,051      20,924,400      21,411,994      20,912,843
  Contingently repurchasable common shares             (547,968)       (566,422)       (561,344)       (565,504)
                                                   ------------    ------------    ------------    ------------
       Basic shares                                  21,113,083      20,357,978      20,850,650      20,347,339
                                                   ============    ============    ============    ============
 Income per share attributable to common stock -
  basic                                            $       0.10    $       0.10    $       0.14    $       0.07
                                                   ============    ============    ============    ============

Diluted Shares Reconciliation:
  Basic shares                                       21,113,083      20,357,978      20,850,650      20,347,339
  Effects of dilutive potential common shares:
    Convertible preferred stock                       1,628,665       1,628,665       1,628,665       1,628,665
    Warrants                                             64,418          90,591          65,744         136,684
    Stock options                                        83,285         227,770         215,362         195,760
    Put rights                                          149,781          90,121          89,613          95,775
    Contingent shares, non-issuable                        --           110,165            --            98,380
                                                   ------------    ------------    ------------    ------------
       Diluted shares                                23,039,232      22,505,290      22,850,034      22,502,603
                                                   ============    ============    ============    ============
 Income per share attributable to common stock -
  diluted                                          $       0.09    $       0.09    $       0.13    $       0.06
                                                   ============    ============    ============    ============

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

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that implementation of SAB No. 101 will have no material impact on its financial statements.

In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on its financial position or results of operations.

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

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

                                                           FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                               2000         1999         2000         1999
                                                             ---------    ---------    ---------    ---------
Dental practice net patient service revenue-all PAs          $  76,728    $  59,929    $ 153,614    $ 116,001
LESS:
Dental practice net patient service revenue-unconsolidated
PAs                                                            (16,577)     (15,910)     (33,293)     (31,585)
                                                             ---------    ---------    ---------    ---------
Reported practice net patient service revenue                $  60,151    $  44,019    $ 120,321    $  84,416
                                                             =========    =========    =========    =========

Dental practice net patient service revenue-unconsolidated
PAs                                                          $  16,577    $  15,910    $  33,293    $  31,585
LESS:
Amounts retained by dentists                                    (5,543)      (5,125)     (11,454)     (10,084)
                                                             ---------    ---------    ---------    ---------
Net management fees                                          $  11,034    $  10,785    $  21,839    $  21,501
                                                             =========    =========    =========    =========

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

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

As a result of the mergers the Company recorded direct merger expenses of $3,333 during the six months ended June 30, 1999, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. The Company also recorded a restructure charge during the six months ended June 30, 1999 of $1,696 relating to the Company's restructuring plan, including charges for employee related costs, redirection of certain duplicative operations and programs, and other costs. During the six months ended June 30, 2000, the Company recorded an additional restructuring charge of $1,207 relating to the Company's restructuring plan. The Company's restructuring plan is substantially complete and management does not anticipate additional restructuring charges as a result of the mergers. Included in other current liabilities at June 30, 2000 is $2,446 in accrued merger and restructure costs, of which $1,374 relates to accrued restructure costs.

PROPOSED MERGER

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. The Company has recorded direct merger expenses of $523 associated with this agreement during the six months ended June 30, 2000 consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. Included in other current liabilities at June 30, 2000 is $350 in accrued merger costs. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction.

The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and Leonard Green proposed merger through June 30, 2000:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,         YEAR ENDED DECEMBER 31,
CORPORATE MERGER AND RESTRUCTURE COSTS:                         2000              1999        1998
                                                               ------            ------      ------
 GDSC AND DCA COMBINATION:
  Direct investment banking, accounting, legal and other
  advisory fees                                                $   47            $3,260      $2,241
 Employee retention, severance and training costs                  39             1,019       1,535
 Systems integration and conversion                             1,121             2,069        --
 Costs to acquire InterDent name                                 --                 264        --
 Redirection of duplicative operations, programs and
  other costs                                                    --                 580          55
                                                               ------            ------      ------
 Total                                                          1,207             7,192       3,831
                                                               ------            ------      ------

INTERDENT AND LEONARD GREEN PROPOSED MERGER:
 Direct investment banking, accounting, legal and other
  advisory fees and direct costs                                  523             1,624        --
                                                               ------            ------      ------
 Total corporate merger and restructure costs                  $1,730            $8,816      $3,831
                                                               ======            ======      ======


                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

                                                              BEGINNING                                ENDING
  ACCRUED MERGER AND RESTRUCTURE LIABILITY:                    BALANCE      EXPENSE     PAYMENTS       BALANCE
                                                              --------      -------     --------       -------
  Merger and restructure activity for the year ended
 December 31, 1998                                            $   --        $ 3,831      $(1,444)      $ 2,387
                                                              ========      =======      =======       =======
Merger and restructure activity for the year ended
 December 31, 1999                                            $  2,387      $ 8,816      $(8,278)      $ 2,925
                                                              ========      =======      =======       =======
Merger and restructure activity for the six-months ended
 June 30, 2000                                                $  2,925      $ 1,730      $(1,859)      $ 2,796
                                                              ========      =======      =======       =======

DENTAL PRACTICE AFFILIATIONS

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

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. As of June 30, 2000, the Company had accrued $10,153 for future earn-out payments, of which $201 is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $33,000 and $38,000 from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1,300 to $1,500 annually.

Intangible assets included in the condensed consolidated balance sheets primarily represents the value assigned to management service agreements and goodwill in connection with certain completed dental practice affiliations. Intangible assets are as follows:

                                                          2000          1999
                                                        ---------     ---------
        Management Services Agreements                  $ 132,691     $ 122,699
        Goodwill                                           38,600        39,483
        Other                                                  55            55
                                                        ---------     ---------

              Total intangible assets                     171,346       162,237
                 Less accumulated amortization            (12,434)       (9,205)
                                                        ---------     ---------

                                                        $ 158,912     $ 153,032
                                                        =========     =========

(5)   DEBT AND EQUITY FINANCING

In March 2000 the Company entered into an agreement to increase its existing senior revolving credit facility (the "Credit Facility") from $90,000 to $120,000, with immediate funding available of $101,000. The revolving feature of the Credit Facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments and maturing on March 31, 2005. Principal amounts owed under the Credit Facility bear interest at varying amounts over LIBOR (3.00% - 3.50%) or the prime rate (1.25% - 1.75%), at the Company's option, based on the level of its

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

leverage ratio. The Credit Facility requires the Company to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding.

The Credit Facility contains several covenants including, but not limited to, restrictions on the ability of the Company to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. The Company was in compliance with such covenants at June 30, 2000. In addition, the Credit Facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the Credit Facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

In June 2000 the Company raised approximately $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11,000. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25,500 (the "Levine Note"). The net proceeds from the transaction were primarily utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain assets sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a payment-in-kind ("PIK") note. PIK notes bear interest at 15%. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

As part of the transaction with Levine, the Company also issued a warrant to purchase 2,125,000 shares of the Company's common stock at an initial price of $6.84 per share. The initial exercise price per share may be adjusted, ranging from $4.45 to $6.19, subject to certain conditions as outlined in the warrant. The issuance of the warrant was valued at $2,739 and reflected as a discount to the face value of the Levine Note. The discount is being amortized to interest expense over the remaining life of the Levine Note.

(6) CONTINGENCIES

The Company has been named as a defendant in various lawsuits in the normal course of business. In the opinion of management any liabilities resulting from these matters will not have a material impact on the Company's consolidated financial position or results of operations.

The Company has guaranteed a portion of the PAs debt. The guarantees relate primarily to debt incurred related to the acquisition of Dental Practice and is in addition to collateral provided by the PA as of June 30, 2000. The amount of PA debt guaranteed by the Company is approximately $4,457.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As of June 30, 2000, we provided comprehensive management services to a dental practice network which employed 751 dentists, including 174 specialists, practicing out of 224 dental offices and 1,982 operatories in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania and Washington.

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

Under those circumstances where the management service agreements meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those affiliated dental practices are included in our consolidated financial statements included elsewhere herein. Accordingly, our consolidated statements of operations include the dental practice net patient revenue and related expenses of those affiliated dental practices. In instances where the management service agreements have not met the criteria for consolidation, we do not consolidate the accounts of the affiliated dental practices. Accordingly, our consolidated statements of operations exclude the dental practice net patient revenues and expenses of these affiliated dental practices. Rather, our consolidated statements of operations include only our net management fees generated from those management service agreements and our expenses incurred in the performance of our obligations under those management service agreements. The following discussion highlights changes in historical revenues and expense levels for the three months ended June 30, 2000 and 1999 as reported in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2000 STATEMENT OF OPERATIONS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 147 current clinical locations through June 30, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $60.2 million for 2000 compared to $44.0 million for 1999, representing a 36.6% increase of $16.1 million. We are pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this revenue growth is due to the addition of 16 affiliated dental practices during 1999, representing 51 current clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements. In addition, during 2000, we entered into a new management service agreement with an existing single location affiliation. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 1999, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2000 increased by approximately 6% when compared to revenue for 1999.

NET MANAGEMENT FEES. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 75 current unconsolidated affiliated dental practice clinical locations through June 30, 2000. At January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $11.0 million for 2000 compared to $10.8 million for 1999, representing a 2.3% increase of $.25 million. Although total dental practice net patient revenue increased at these locations, management fee revenues remained relatively flat as we have reduced management fees with certain affiliations as specialty provider revenues were added. These measures are expected to increase our future operating margins and long-term growth rates at these locations.

LICENSING AND OTHER FEES. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. Licensing and other fees were $.22 million for 2000 compared to $.26 million for 1999.

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

Practice operating expenses have increased significantly during 2000 compared to 1999. Practice operating expenses were $58.5 million for 2000 compared to $44.4 million for 1999, representing a 31.9% increase of $14.1 million. The majority of this increase in practice operating expenses is due to the addition of 21 affiliated dental practices (representing 61 current clinical locations) during 1999, as a result of our aggressive expansion strategy. Of the 21 affiliated dental practices added in 1999, 16 have management services agreements that meet the EITF's consolidation requirements. During 2000, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to 1999. As a result, as a percentage of net revenues, overall practice operating expenses for 2000 were 81.9% compared to 80.6% for 1999. The overall practice operating margin for 2000 was 18.1% compared to 19.4% for 1999.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.5 million for 2000 compared to $3.0 million for 1999, representing a 17.5% increase of $.5 million.

The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As a result, corporate selling, general and administrative expenses as a percentage of net revenues have steadily declined. Corporate selling, general and administrative expenses for 2000 were 4.9% of net revenues as compared to 5.4% for 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $3.0 million for 2000 compared to $2.2 million for 1999. This increase of 32.6% is primarily due to additional property and equipment, intangible costs assigned to management services agreements and goodwill associated with dental practice affiliations completed in 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

INTEREST EXPENSE. Interest expense was $2.9 million for 2000 compared to $1.4 million for 1999, representing a 104% increase of $1.5 million. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") and private placement to complete the rapid expansion of additional affiliated dental practices throughout 1999. In June 2000 we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the Credit Facility. The interest rate on the senior subordinated note is 12.5%, which is approximately a 2.5 percentage point higher than the interest rate on the Credit Facility. It is anticipated that future acquisitions will require additional borrowings under our existing Credit Facility but may be offset by any future raising of equity capital. Accordingly, we anticipate that interest expense will increase throughout future periods.

PROVISION FOR INCOME TAXES. We recorded a net tax expense of $1.4 million for 2000 on income before income taxes of $3.5 million as we expect our federal and state income tax effective rate for annual fiscal 2000 to approximate the current statutory rate of 40%. In 1999, an effective rate of 34% for the year was recorded as a result of certain merger expenses which are not deductible for income tax purposes which were offset by the utilization of available net operating loss carryforwards. The effective tax rate in the second quarter of 1999 was adjusted to reflect the year to date rate of 34%.

SIX MONTHS ENDED JUNE 30, 2000 STATEMENT OF OPERATIONS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 147 current clinical locations through June 30, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $120.3 million for 2000 compared to $84.4 million for 1999, representing a 42.5% increase of $35.9 million. We are pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this revenue growth is due to the addition of 16 affiliated dental practices during 1999, representing 51 current clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements. In addition, during 2000, we entered into a new management service agreement with an existing single location affiliation. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 1999, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2000 increased by approximately 6% when compared to revenue for 1999.

NET MANAGEMENT FEES. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 75 current unconsolidated affiliated dental practice clinical locations through June 30, 2000. As January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $21.8 million for 2000 compared to $21.5 million for 1999, representing a 1.6% increase of $.34 million. Although total dental practice net patient revenue increased at these locations, management fee revenues remained relatively flat as we have reduced management fees with certain affiliations as specialty provider revenues were added. These measures are expected to increase our future operating margins and long-term growth rates at these locations.

LICENSING AND OTHER FEES. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. Licensing and other fees were $.45 million for 2000 compared to $.52 million for 1999.

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

Practice operating expenses have increased significantly during 2000 compared to 1999. Practice operating expenses were $116.7 million for 2000 compared to $86.3 million for 1999, representing a 35.2% increase of $30.4 million. The majority of this increase in practice operating expenses is due to the addition of 21 affiliated dental practices (representing 61 current clinical locations) during 1999, as a result of our aggressive expansion strategy. Of the 21 affiliated dental practices added in 1999, 16 have management services agreements that meet the EITF's consolidation requirements. During 2000, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to 1999. As a result, as a percentage of net revenues, overall practice operating expenses for 2000 were 81.9% compared to 81.1% for 1999. The overall practice operating margin for 2000 was 18.1% compared to 18.9% for 1999.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $6.9 million for 2000 compared to $5.8 million for 1999, representing a 18.5% increase of $1.1 million.

The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As a result, corporate selling, general and administrative expenses as a percentage of net revenues have steadily declined. Corporate selling, general and administrative expenses for 2000 were 4.8% of net revenues as compared to 5.4% for 1999.

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

CORPORATE MERGER AND RESTRUCTURE COSTS. We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as a pooling-of-interests. As a result of the business combination we recorded a restructuring charge of $1.2 million for 2000 relating to our restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs. In 1999 we recorded direct merger expenses of $2.2 million, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. We also recorded a restructure charge for 1999 of $1.5 million relating to our restructuring plan. As of June 30, 2000, our restructuring plan is substantially complete and we do not anticipate additional restructuring charges as a result of the business combination.

We also recorded direct merger expenses for 2000 of $.5 million associated with the proposed merger with Leonard Green & Partners, L.P. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $5.8 million for 2000 compared to $4.3 million for 1999. This increase of 34.3% is primarily due to additional property and equipment, intangible costs assigned to management services agreements and goodwill associated with dental practice affiliations completed in 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

INTEREST EXPENSE. Interest expense was $5.4 million for 2000 compared to $2.8 million for 1999, representing a 94.5% increase of $2.6 million. This increase in interest expense was due to additional debt incurred under our Credit Facility and private placement to complete the rapid expansion of additional affiliated dental practices throughout 1999. In June 2000 we issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the Credit Facility. The interest rate on the senior subordinated note is 12.5%, which is approximately a 2.5 percentage point higher than the interest rate on the Credit Facility. It is anticipated that future acquisitions will require additional borrowings under our existing Credit Facility but may be offset by any future raising of equity capital. Accordingly, we anticipate that interest expense will increase throughout future periods.

PROVISION FOR INCOME TAXES. We recorded a net tax expense of $2.0 million for 2000 on income before income taxes of $4.9 million as we expect our federal and state income tax effective rate for annual fiscal 2000 to approximate the current statutory rate of 40%. We recognized a tax expense of $.8 million in 1999, or an effective rate of 34%, as a result of certain merger expenses which are not deductible for income tax purposes which were offset by the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, cash and cash equivalents were $.79 million, representing a $0.25 million increase in cash and cash equivalents of $0.54 million available at December 31, 1999. Our working capital at June 30, 2000 of $3.3 million represents an increase from our negative working capital of $.53 million at December 31, 1999. The increase in working capital is primarily attributable to payments made in 2000 to reduce acquisition earn-out liabilities, merger and restructure payables, and accounts payable of $3.5 million, which was funded from our Credit Facility. Generally, we plan and anticipate relatively small or negative working capital positions as all excess cash is immediately utilized to pay down the outstanding Credit Facility.

Net cash provided by operations amounted to $3.9 million for 2000 compared to net cash provided by operations of $4.8 million for 1999, including management merger and retention bonus of $1.2 million for 2000 and merger and restructure expenses of $1.7 million for 2000 and $5.0 million for 1999, respectively. The decrease of net cash provided by operations during 2000 is primarily attributed to additional income tax payments in 2000 as loss carryforwards were utilized in 1999.

Net cash used in investing activities was $25.9 million for 2000. Included in the investing activities is cash paid for affiliated dental practices of $5.1 million (primarily earnout payments) and $4.8 million cash paid for property and equipment. We also advanced funds to certain officers of the Company. In connection with these advances, the Company issued interest-bearing notes receivables. Shares of the Company's common stock and certain other assets owned by such officers secure the notes, which accrue at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market rate. The notes and accrued interest are due June 2004. Additionally, we made advances to unconsolidated affiliated practices of $5.7 million. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We typically advance funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve.

These uses of cash in investing activities were primarily funded through borrowing under our existing Credit Facility. Also, during June 2000 we raised approximately $36.5 million from the sale of debt and equity. The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11 million. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25.5 million. The net proceeds from the transaction were primarily utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility agreement. Net cash provided from financing activities was $22.2 million during 2000.

In connection with certain completed affiliation transactions, we have agreed to pay to the sellers' possible future consideration in the form of cash and Company capital stock. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable and account for such payments as additional cost of intangible assets acquired. For 2000, we paid $4.6 million in additional earn-out consideration.

As of June 30, 2000, we have accrued $10.2 million for future earn-out payments, of which $0.2 million is included in additional paid-in capital for anticipated stock issuances while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is between $33 million and $38 million from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1.3 million to $1.5 million annually.

We have made loans to various unconsolidated affiliated dental practices in connection with their acquisition of assets of dental practices and have made working capital advances to certain unconsolidated affiliated dental practices for their operations. Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at the Company's borrowing rate. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are personally guaranteed by the PA owners and crossed-collateralized by the PAs under common ownership.

Our Credit Facility of $120 million, has an immediate funding available of $101 million. Borrowings at June 30, 2000 under the Credit Facility were $70.7 million. The revolving feature of the Credit Facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments and maturing on June 30, 2005. Principal amounts owed under the Credit Facility bear interest at varying amounts over LIBOR (3.00% - 3.50%) or the prime rate (1.25% - 1.75%), at our option, based on the level of its leverage ratio. The Credit Facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding.

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

At our option, on any interest payment date, in lieu of an interest payment in cash, we may pay a portion of the interest due by issuing additional 7% Subordinated Convertible Notes as payment-in-kind ("PIK"). The additional notes issued by us as payment-in-kind are subject to the same terms as the $30 million originally issued. Through December 31, 1999 no additional notes were issued as payment-in-kind. During the six months ended June 30, 2000, we issued $1.1 million in additional notes. As of June 30, 2000, we have issued a total of $31.1 in outstanding 7% Subordinated Convertible Notes. In addition, we have accrued $.5 million in interest which is included in long-term debt, as we expect to PIK the interest on its due date.

In June 2000 the Company raised approximately $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11 million. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25.5 million (the "Levine Note"). The net proceeds from the transaction were primarily utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain assets sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a payment-in-kind ("PIK") note. PIK notes bear interest at 15%. The Securities Purchase Agreement contains covenants, including, but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

As part of the transaction with Levine, the Company also issued a warrant to purchase 2,125,000 shares of the Company's common stock at an initial price of $6.84 per share. The initial exercise price per share may be adjusted, ranging from $4.45 to $6.19, subject to certain conditions as outlined in the warrant. The issuance of the warrant was valued at approximately $2.7 million and reflected as a discount to the face value of the Levine Note. The discount is being amortized to interest expense over the remaining life of the Levine Note.

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

At June 30, 2000, we had $70.7 million in floating rate debt under the Credit Facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the Credit Facility would have been approximately $0.35 million for the six-months ended June 30, 2000. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the Credit Facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $69 million are at fixed rates of interest.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 15, 2000, as part of an equity and debt financing agreement with Levine Leichtman Capital Partners II, L.P. ("Levine"), a private investment fund based in Beverly Hills, CA, the Company issued to Levine a senior subordinated note with a face value of $25.5 million, 2,750,000 shares of common stock for $11 million, and a warrant to purchase 2,125,000 shares of the Company's common stock at an initial price of $6.84 per share. The initial exercise price per share of the warrant may be adjusted, ranging from $4.45 to $6.19, subject to certain conditions as outlined in the warrant. The warrant can be exercised at any time during the 10-year period following the issue date. The issuance of the warrant was valued at approximately $2.7 million. The issuance of the note, the shares and the warrant was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

The Company's Credit Facility currently prohibits the payment of cash dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company was held on April 20,
2000.

At the meeting, Eric Green, Paul H. Keckley, and Curtis Lee Smith, Jr. were each re-elected as directors for a three-year term. The terms of directors Michael T. Fiore, Steven R. Matzkin, D.D.S., Robert Finzi, H. Wayne Posey, and Robert F. Raucci continued after the meeting. The directors elected at the meeting were elected by the following votes:

      NAME OF DIRECTOR          VOTES FOR        VOTES WITHHELD     ABSTENTIONS
      Eric Green                10,865,946           3,911             6,091
      Paul H. Keckley           10,865,946           3,911             6,091
      Curtis Lee Smith Jr.      10,868,946             911             6,091


During the meeting, the shareholders also approved proposals to: (a) approve the InterDent, Inc. 1999 Stock Incentive Plan as amended and restated; (b) approve the InterDent, Inc. Employee Stock Purchase Plan of 1999; (c) approve the InterDent, Inc. Dental Professional Stock Purchase Plan of 1999; and (d) to ratify the selection of KPMG LLP as the Company's independent auditors for 2000. These proposals were approved by the following votes:

         PROPOSAL                           VOTES FOR         VOTES AGAINST         ABSTENTIONS
         Stock Incentive Plan               10,865,946            3,911                 6,091

         Employee Stock Purchase Plan       10,869,857              -                   6,091

         Dental Professional Stock
           Purchase Plan                    10,869,046              811                 6,091

         Ratification of Auditors           10,869,857              -                   6,091

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.1     Form of Secured Promissory Note

         10.2     Form of Pledge and Security Agreement

         10.3 First Amendment to Employment Agreement, dated May 16, 2000, by and between InterDent, Inc. and Michael T. Fiore

         27.1     Financial Data Schedule.


(b)      Reports on Form 8-K.

         On June 27, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 the completion of a $36.5 million private placement with Levine Leichtman Capital Partners II, L.P., consisting of 2,750,000 shares of common stock for $11 million, senior subordinated debt of $25.5 million, and a warrant to purchase an additional 2,125,000 shares of common stock. No financial statements were included in the report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  INTERDENT, INC.
                                               ---------------------
                                                    (Registrant)


Date:  August 12, 2000                 By: /s/ NORMAN R. HUFFAKER
     -------------------                   ----------------------------------
                                           Norman R. Huffaker
                                           Chief Financial Officer