Form 10-Q
period 2000-09-30
INTERDENT INC
filed 2000-11-20
CIK 1072765

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________

COMMISSION FILE NUMBER: 000-25549


                                 INTERDENT, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    95-4710504
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

          222 NO. SEPULVEDA BLVD., SUITE 740, EL SEGUNDO, CA 90245-4340
                    (Address of principal executive offices)

                                 (310) 765-2400

              (Registrant's telephone number, including area code)

                                    NO CHANGE

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

As of October 31, 2000, 23,997,255 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (Unaudited, in thousands, except share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               SEPTEMBER 30,      DECEMBER 31,
                                         ASSETS                                                    2000               1999
                                                                                             ----------------   -----------------
Current assets:
    Cash and cash equivalents                                                                 $     1,803        $       539
    Accounts receivable, net                                                                       25,316             20,935
    Management fee receivables                                                                      5,314              6,691
    Current portion of notes and advances receivable from professional associations, net              922                915
    Supplies inventory                                                                              4,999              4,610
    Prepaid and other current assets                                                                4,899              4,742
                                                                                             --------------     -------------
           Total current assets                                                                    43,253             38,432
                                                                                             --------------     -------------
Property and equipment, net                                                                        33,818             30,273
Intangible assets, net                                                                            178,905            153,032
Notes and advances receivable from professional associations, net of current portion               21,905             14,787
Notes receivable from related parties                                                              11,305                 --
Other assets                                                                                        7,042              4,689
                                                                                             --------------     -------------
           Total assets                                                                       $   296,228        $   241,213
                                                                                             ==============     =============
              LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                          $     5,758        $     7,541
    Accrued payroll and payroll related costs                                                       8,965              7,516
    Other current liabilities                                                                      26,788             18,573
    Current portion of long-term debt and capital lease obligations                               147,397              5,335
                                                                                             --------------     -------------
           Total current liabilities                                                              188,908             38,965
                                                                                             --------------     -------------
Long-term liabilities:
    Obligations under capital leases, net of current portion                                        2,625              3,494
    Long-term debt, net of current portion                                                          6,254             87,269
    Convertible senior subordinated debt                                                               --             30,000
    Deferred income taxes                                                                           4,350              3,700
    Other long-term liabilities                                                                       113                 94
                                                                                             --------------     -------------
           Total long-term liabilities                                                             13,342            124,557
                                                                                             --------------     -------------
           Total liabilities                                                                      202,250            163,522
                                                                                             --------------     -------------
Redeemable common stock, $0.001 par value, 137,109 and 157,958 shares issued and
    outstanding in 2000 and 1999, respectively                                                      1,482              1,796
                                                                                             --------------     -------------
Shareholders' equity:
    Preferred stock, $0.001 par value, 30,000,000 shares authorized:
       Preferred stock - Series A, 100 shares authorized and outstanding                                1                  1
       Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
        issued and outstanding                                                                         --                 --
       Preferred stock - Series C, 100 shares authorized, zero shares issued and
        outstanding                                                                                    --                 --
       Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,628,663
      shares issued and outstanding                                                                12,089             12,089
    Common stock, $0.001 par value, 50,000,000 shares authorized, 23,860,146 and
      20,960,128 shares issued and outstanding in 2000 and 1999, respectively                          24                 21
     Additional paid-in capital                                                                    76,244             62,831
    Shareholder notes receivable                                                                     (630)              (615)
    Retained earnings                                                                               4,768              1,568
                                                                                             --------------     -------------
           Total shareholders' equity                                                              92,496             75,895
                                                                                             --------------     -------------
           Total liabilities, redeemable common stock and shareholders' equity                $   296,228        $   241,213
                                                                                             ==============     =============

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                                 2000         1999         2000          1999
                                                                              -----------   ----------   ----------   -----------
Dental practice net patient service revenue                                   $   60,843    $  50,071    $ 181,164    $  134,487
Net management fees                                                               10,382       10,297       32,221        31,798
Licensing and other fees                                                             220          228          667           752
                                                                              -----------   ----------   ----------   -----------
           Total revenues                                                         71,445       60,596      214,052       167,037
                                                                              -----------   ----------   ----------   -----------
Operating expenses:
    Clinical salaries, benefits, and provider costs                               29,665       23,523       86,476        64,362
    Practice non-clinical salaries and benefits                                   10,790        8,271       30,613        22,744
    Dental supplies and lab expenses                                               9,124        7,454       26,792        20,739
    Practice occupancy expenses                                                    4,505        3,779       12,895        10,091
    Practice selling, general and administrative expenses                          7,311        5,924       21,350        17,339
    Corporate selling, general and administrative expenses                         3,282        2,735       10,149         8,530
    Management merger and retention bonus                                            --           --         1,159           --
    Corporate merger and restructure costs                                           --         1,101        1,730         6,130
    Depreciation and amortization                                                  3,173        2,645        9,003         6,994
                                                                              -----------   ----------   ----------   -----------
           Total operating expenses                                               67,850       55,432      200,167       156,929
                                                                              -----------   ----------   ----------   -----------
           Operating income                                                        3,595        5,164       13,885        10,108
                                                                              -----------   ----------   ----------   -----------
Nonoperating expense:
    Interest expense, net                                                        (3,437)      (1,859)      (8,816)       (4,619)
    Other, net                                                                      (59)           9          (60)            1
                                                                              -----------   ----------   ----------   -----------
           Nonoperating expense, net                                             (3,496)      (1,850)      (8,876)       (4,618)
                                                                              -----------   ----------   ----------   -----------
           Income before income taxes                                                 99        3,314        5,009         5,490

Provision (benefit) for income taxes                                               (161)        1,127        1,803         1,867
                                                                              -----------   ----------   ----------   -----------
           Net income                                                                260        2,187        3,206         3,623

Accretion of redeemable common stock                                                 (1)          (2)          (6)           (9)
                                                                              -----------   ----------   ----------   -----------
           Net income attributable to common stock                            $      259    $   2,185    $   3,200    $    3,614
                                                                              ===========   ==========   ==========   ===========
Income per share attributable to common stock - basic                         $     0.01    $    0.11    $    0.15    $     0.18
                                                                              ===========   ==========   ==========   ===========
Income per share attributable to common stock - diluted                       $     0.01    $    0.10    $    0.14    $     0.16
                                                                              ===========   ==========   ==========   ===========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                   2000            1999
                                                                                              --------------  ---------------
Cash flows from operating activities:
    Net income                                                                                  $     3,206     $     3,623
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                   9,003           6,994
      Loss on disposal of assets                                                                        107              --
      Non-employee stock options granted and stock issued for fees and compensation                      19              41
      Interest accrued on convertible subordinated debt as payment-in-kind                            1,665              --
      Interest accrued on shareholder and related party notes receivable                               (307)            (15)
      Interest amortization on deferred financing costs and discounted debt                             618             231
      Deferred income taxes                                                                             650              41
      Change in assets and liabilities, net of the effect of acquisitions:
       Accounts receivable, net                                                                      (3,043)         (3,032)
       Management fee receivables                                                                     1,105          (1,035)
       Supplies inventory                                                                              (191)            (82)
       Prepaid expenses and other current assets                                                        (96)           (678)
       Other assets                                                                                    (341)           (316)
       Accounts payable                                                                              (1,995)         (1,329)
       Accrued payroll and payroll related costs                                                        123           2,603
       Accrued merger and restructure                                                                  (766)           (140)
       Other liabilities                                                                             (2,775)          1,183
                                                                                              --------------  ---------------
                Net cash provided by operating activities                                             6,982           8,089
                                                                                              --------------  ---------------
Cash flows from investing activities:
    Purchase of property and equipment                                                               (6,314)         (5,830)
    Net payments received on notes receivable from professional associations                            185             179
    Net advances to professional associations                                                        (7,597)         (6,875)
    Notes receivable from related parties                                                           (11,500)             --
    Cash paid for acquisitions, including direct costs, net of cash acquired                        (17,983)        (31,263)
    Investment in joint venture                                                                          --          (1,122)
                                                                                              --------------  ---------------
                Net cash used in investing activities                                               (43,209)        (44,911)
                                                                                              --------------  ---------------
Cash flows from financing activities:
    Net proceeds (payments) from credit facilities                                                    8,165          34,252
    Proceeds from issuance of long-term debt                                                         22,761              --
    Payments on long-term debt and obligations under capital leases                                  (4,043)         (3,938)
    Payments of deferred financing costs                                                             (2,334)           (664)
    Proceeds from issuance of common and preferred stock                                             11,145              56
    Payments for common and preferred stock issuance costs                                             (842)             --
    Proceeds (payments) from issuance/cancellation of common stock warrants                           2,739             (55)
    Exercise of put rights                                                                             (120)           (318)
    Exercise of stock options                                                                            20               7
                                                                                              --------------  ---------------
                Net cash provided by financing activities                                            37,491          29,340
                                                                                              --------------  ---------------

                Increase (decrease) in cash and cash equivalents                                      1,264          (7,482)

Cash and cash equivalents, beginning of period                                                          539           8,244
                                                                                              --------------  ---------------
Cash and cash equivalents, end of period                                                        $     1,803     $       762
                                                                                              ==============  ===============
Cash paid for interest                                                                          $     7,263     $     4,610
                                                                                              ==============  ===============
Cash paid for income taxes                                                                      $     3,323     $       759
                                                                                              ==============  ===============

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                           September 30, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements

          (Unaudited, in thousands, except per share and share amounts)

(1) ORGANIZATION

InterDent, Inc. ("InterDent" or the "Company"), incorporated on October 13, 1998, is a Delaware corporation headquartered in El Segundo, California. The Company is largest provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Each PA employs and directs the professional dental staff and provides all of the clinical services to the patients. The Company provides management services to dental practices in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia, and Washington.

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

INTERIM REPORTING

The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999 included in Form 10-K filed on March 30, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the entire year.

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

Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at the Company's borrowing rate. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are generally personally guaranteed by the PA owners and cross-collateralized by the PAs under common ownership.

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

NOTES RECEIVABLE FROM RELATED PARTIES

Notes receivables from related parties represent amounts advanced to certain officers of the Company. In connection with these advances, such officers issued interest-bearing notes receivables to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market interest rate. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values.

NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method. For the three and nine months ended September 30, 2000, dilutive potential common shares of 10,898,983 and 8,454,228 respectively, consisting of convertible subordinated debt, options, and warrants have been excluded from the computation of diluted income per share, as their effect is anti-dilutive.

The following table summarizes the computation of net income per share:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 2000            1999             2000            1999
                                                             -------------   -------------    -------------   -------------
Net income attributable to common stock                      $        259           2,185            3,200           3,614
                                                             =============   =============    =============   =============
Basic Shares Reconciliation:
  Weighted average common shares outstanding                   23,998,106      21,072,786       22,284,035      20,968,155
  Contingently repurchasable common shares                       (546,031)       (569,937)        (557,271)       (567,193)
                                                             -------------   -------------    -------------   -------------
       Basic shares                                            23,452,075      20,502,849       21,726,764      20,400,962
                                                             =============   =============    =============   =============
 Income per share attributable to common stock -
  basic                                                      $       0.01    $       0.11     $       0.15    $       0.18
                                                             =============   =============    =============   =============
Diluted Shares Reconciliation:
  Basic shares                                                 23,452,075      20,502,849       21,726,764      20,400,962
  Effects of dilutive potential common shares:
    Convertible preferred stock                                 1,628,665       1,628,665        1,628,665       1,628,665
    Warrants                                                           --         114,021           45,046          93,107
    Stock options                                                 105,480         412,733          100,867         260,071
    Put rights                                                     96,845          51,655           77,293          78,217
    Contingent shares, non-issuable                                    --          49,573               --          48,646
                                                             -------------   -------------    -------------   -------------
       Diluted shares                                          25,283,065      22,759,496       23,578,635      22,509,668
                                                             =============   =============    =============   =============
 Income per share attributable to common stock -
  diluted                                                    $       0.01    $       0.10     $       0.14    $       0.16
                                                             =============   =============    =============   =============


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

In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

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

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

                                                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    2000            1999            2000           1999
                                                                 ------------    -----------     -----------    ------------
Dental practice net patient service revenue-all PAs              $    77,030     $   65,595      $  230,644     $   181,595
LESS:
Dental practice net patient service revenue-
unconsolidated PAs                                                   (16,187)       (15,524)        (49,480)        (47,108)
                                                                 ============    ===========     ===========    ============
Reported practice net patient service revenue                    $    60,843     $   50,071      $  181,164     $   134,487
                                                                 ============    ===========     ===========    ============
Dental practice net patient service revenue-
unconsolidated PAs                                               $    16,187     $   15,524      $   49,480     $    47,108
LESS:
Amounts retained by dentists                                          (5,802)        (5,227)        (17,259)        (15,310)
                                                                 ============    ===========     ===========    ============
Net management fees                                              $    10,382     $   10,297      $   32,221     $    31,798
                                                                 ============    ===========     ===========    ============

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

As a result of the mergers the Company recorded direct merger expenses of $3,246 during the nine months ended September 30, 1999, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. The Company also recorded a restructure charge during the nine months ended September 30, 1999 of $2,884 relating to the Company's restructuring plan, including charges for employee related costs, redirection of certain duplicative operations and programs, and other costs. During the nine months ended September 30, 2000, the Company recorded an additional restructuring charge of $1,183 relating to the Company's restructuring plan. The Company's restructuring plan is substantially complete and management does not anticipate additional restructuring charges as a result of the mergers. Included in other current liabilities at September 30, 2000 is $2,159 in accrued merger and restructure costs, of which $1,087 relates to accrued restructure costs.

PROPOSED MERGER

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company has recorded direct merger expenses of $547 associated with this agreement during the nine months ended September 30, 2000, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. All costs incurred as a result of the proposed merger have been paid as of September 30, 2000.

The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and Leonard Green proposed merger through September 30, 2000:

                                                                               NINE MONTHS
                                                                                 ENDED
                                                                              SEPTEMBER 30,     YEAR ENDED DECEMBER 31,
CORPORATE MERGER AND RESTRUCTURE COSTS:                                           2000            1999           1998
                                                                              -------------   -------------  --------------
 GDSC AND DCA COMBINATION:
  Direct investment banking, accounting, legal and other
   advisory fees                                                               $       47      $    3,260     $     2,241
  Employee retention, severance and training costs                                     39           1,019           1,535
  Systems integration and conversion                                                1,097           2,069              --
  Costs to acquire InterDent name                                                      --             264              --
  Redirection of duplicative operations, programs and
   other costs                                                                         --             580              55
                                                                              -------------   -------------  --------------
  Total                                                                             1,183           7,192           3,831
                                                                              -------------   -------------  --------------
 INTERDENT AND LEONARD GREEN PROPOSED MERGER:
  Direct investment banking, accounting, legal and other
   advisory fees and direct costs                                                     547           1,624             --
                                                                              =============   =============  ==============
  Total corporate merger and restructure costs                                 $    1,730      $    8,816     $    3,831
                                                                              =============   =============  ==============

                                                                BEGINNING                                       ENDING
  ACCRUED MERGER AND RESTRUCTURE LIABILITY:                      BALANCE        EXPENSE         PAYMENTS        BALANCE
                                                              --------------  -------------   -------------  --------------
  Merger and restructure activity for the year ended
   December 31, 1998                                           $        --     $     3,831     $    (1,444)   $      2,387
                                                              ==============  =============   =============  ==============
  Merger and restructure activity for the year ended
   December 31, 1999                                           $     2,387     $     8,816     $    (8,278)   $      2,925
                                                              ==============  =============   =============  ==============
  Merger and restructure activity for the nine-months
   ended September 30, 2000                                    $     2,925     $     1,730     $    (2,496)   $      2,159
                                                              ==============  =============   =============  ==============

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

During the nine months ended September 30, 2000, the Company acquired substantially all of the assets of 21 dental facilities, including, accounts receivable, supplies and fixed assets. Also, in connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' additional future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable.

The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 2000, representing the fair value of the assets acquired in the above and earn-out consideration paid for transactions completed in current and prior periods included $17,983 in cash. Additionally, the Company incurred or assumed $3,571 in liabilities, and recorded an additional earn-out liability of $11,625 for the aggregate value of payments to be paid in future periods. Approximately $30,853 of the total purchase price has been allocated to intangible assets.

As of September 30, 2000, the Company had accrued $19,307 for future earn-out payments, of which $201 is included in additional paid-in capital for anticipated stock issuance's while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $27,000 and $33,000 from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1,080 to $1,320 annually.

Intangible assets included in the condensed consolidated balance sheets primarily represents the value assigned to management service agreements and goodwill in connection with certain completed dental practice affiliations. Intangible assets are as follows:

                                                                                 SEPTEMBER            DECEMBER
                                                                                   2000                 1999
                                                                             ------------------   -----------------
        Management Services Agreements                                        $       148,106      $       122,699
        Goodwill                                                                       44,929               39,483
        Other                                                                              55                   55
                                                                             ------------------   -----------------
              Total intangible assets                                                 193,090              162,237
                 Less accumulated amortization                                        (14,185)              (9,205)
                                                                             ------------------   -----------------
                                                                              $       178,905      $       153,032
                                                                             ==================   =================

(5)   DEBT AND EQUITY FINANCING

In 1998 the Company issued $30,000 of subordinated convertible notes ("Notes"). The Notes have an eight-year term and also bear interest at 7.0%, payable semi-annually with an option to pay the interest in a payment-in-kind ("PIK") note. The PIK notes bear interest at 7%. During the nine months ended September 30, 2000, the Company issued a total of $2,168 in PIK notes. The Notes are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

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

The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of the Company to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the Credit Facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the Credit Facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities. The Company was not in compliance with certain covenants at September 30, 2000, as discussed below.

In June 2000 the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11,000. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25,500 (the "Levine Note"). The net proceeds from the transaction were primarily utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. PIK notes bear interest at 15%. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios. The Company was not in compliance with certain covenants at September 30, 2000, as discussed below.

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

At September 30, 2000, the Company did not meet its minimum leverage ratio covenant of its existing Credit Facility. In addition, due to cross default provisions, the Company was also not in compliance with the terms of the Company's 7% Subordinated Convertible Notes and Levine Note Agreements. Although no lenders have taken any collection action, the lenders have the right under the debt agreements to accelerate the outstanding indebtedness due to this non-compliance. Accordingly, the Company has classified its Credit Facility, 7% Subordinated Convertible Notes, and Levine Note totaling $142,509 as current portion of long-term debt in the Condensed Consolidated Balance Sheet. The Company is currently in the process of discussing the violations of the covenant with the lenders under the Credit Facility to develop a revised lending arrangement and believes that a resolution of the matter will be satisfactorily concluded during the fourth quarter of 2000. Management believes that the Credit Facility will continue to be available on a long-term basis after resolving the covenant violation, however, there are no assurances that such a resolution can be accomplished. Additionally, the rectification of the Credit Facility covenant non-compliance, if achieved, will eliminate the current violations under the 7% Subordinated Convertible Notes and Levine Note agreements. If the resolution of the matter is not accomplished, the Company plans to pursue other possible financing sources. If the Company cannot resolve the Credit Facility covenant violation, it would have a material and adverse effect on the Company's financial position. Management believes that the Credit Facility, together with the cash expected to be generated from operations, will be adequate to meet the Company's operating requirements for the next fiscal year.

(6)      CONTINGENCIES

The Company has been named as a defendant in various lawsuits in the normal course of business. In the opinion of management any liabilities resulting from these matters will not have a material impact on the Company's consolidated financial position or results of operations.

The Company has guaranteed a portion of the PAs debt. The guarantees relate primarily to debt incurred related to the acquisition of dental practices and is in addition to collateral already provided by the PA. As of September 30, 2000, the amount of PA debt guaranteed by the Company is approximately $4,784.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As of September 30, 2000, we provided comprehensive management services to a dental practice network. The network employs 813 dentists, including 197 specialists, practicing out of 246 dental offices and 2,229 operatories in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington.

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

Under those circumstances where the management service agreements meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those affiliated dental practices are included in our consolidated financial statements included elsewhere herein. Accordingly, our consolidated statements of operations include the dental practice net patient revenue and related expenses of those affiliated dental practices. In instances where the management service agreements have not met the criteria for consolidation, we do not consolidate the accounts of the affiliated dental practices. Accordingly, our consolidated statements of operations exclude the dental practice net patient revenues and expenses of these affiliated dental practices. Rather, our consolidated statements of operations include only our net management fees generated from those management service agreements and our expenses incurred in the performance of our obligations under those management service agreements. The following discussion highlights changes in historical revenues and expense levels for the three and nine months ended September 30, 2000 and 1999 as reported in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2000 STATEMENT OF OPERATIONS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 168 current clinical locations through September 30, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $60.8 million for 2000 compared to $50.1 million for 1999, representing a 21.5% increase.

The majority of this revenue growth is due to the addition of 4 affiliated dental practices in 2000, representing 21 location and 16 affiliated dental practices during 1999, representing 51 current clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements. In addition, during 2000, we entered into a new management service agreement with an existing single location affiliation. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 1999, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2000 increased by approximately 7.5% when compared to revenue for 1999.

In 1999 we converted over 140 dental locations onto our revenue and receivable software system, primarily due to the individual dental practice systems not being Y2000 compliant. As standard protocol for the conversion process, the implementation team conducts post audits of established insurance fee schedules and performs any required changes to the system configuration within 60 days of the conversion. Due to the time constraints involved to comply with the Y2000 issues, a complete post conversion audit of the fee schedules wasn't conducted at all locations. In the third quarter of 2000 we discovered that all of the fee schedules were not completely entered during the conversion. This resulted in revenues being misstated subsequent to the conversions. As a result, the accumulated receivables were not collectible on this revenue difference. Therefore, during the third quarter of 2000, we recorded a contractual revenues allowance adjustment to increase the reserve for doubtful accounts by $1.5 million, $1.2 million relating to patent revenue and $0.3 million relating to management fee revenue. We estimate the adjustment amount pertaining to 1999 reported revenues is immaterial. However, management is currently analyzing the impact of this adjustment to determine the actual impact on prior quarters for possible restatement and expects to complete this analysis in the fourth quarter.

NET MANAGEMENT FEES. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 current unconsolidated affiliated dental practice clinical locations through September 30, 2000. At January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $10.4 million for 2000 and $10.3 million for 1999.

LICENSING AND OTHER FEES. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services, which remained constant at approximately $.22 million.

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

Practice operating expenses were $61.4 million for 2000 compared to $49.0 million for 1999, representing a 25.4% increase. The majority of this increase in practice operating expenses is due to the addition of 20 affiliated dental practices (representing 72 current clinical locations) during 2000 and 1999. During 2000, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to 1999. Practice operating expenses for 2000 were 85.9% of total revenue compared to 80.8% for 1999. The practice operating margin for 2000 was 14.1% compared to 19.2% for 1999.

The overall decrease in operating margin is comprised of several factors. Of the total decline in margin of 5.1%, approximately 1.7% of the decrease represents the $1.5 million contractual revenue adjustment discussed above. Also there was 62 days of dental services for 2000 compared to 64 days for 1999. Our average daily reported revenue for 2000 was $1,152 compared to $947 for 1999, or a 21.6% improvement. The two fewer days of dental services in the third quarter of 2000 resulted in an overall reduction of revenue of approximately $2.3 million and with our practice cost structure, a corresponding reduction in operating margin of approximately $1.0 million for 2000. The remaining decrease in margin percentage represents a higher salary cost structure at certain dental practices affiliated within the last year. At these affiliations we are in the process or have completed negotiation of new provider contracts, changed dental providers and/or altered provider mix, established mentoring programs, and introduced our proprietary software to enhance revenue management. These costs are expected to decline and reflect costs in line with our established practices once the company's operating model is fully operational at these locations.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.3 million for 2000 compared to $2.7 million for 1999, representing a 20.0% increase. The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As such, these corporate costs as a percentage of revenues is essentially constant in 2000 and 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $3.2 million for 2000 compared to $2.6 million for 1999. This increase of 20.0% is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed in 2000 and 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

INTEREST EXPENSE. Interest expense was $3.4 million for 2000 compared to $1.9 million for 1999, representing an 84.9% increase. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") and private placement to complete the rapid expansion of additional affiliated dental practices throughout 2000 and 1999. In June 2000 we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the Credit Facility. The interest rate on the senior subordinated note is 12.5%, which is approximately 2.2% percentage points higher than the interest rate on the Credit Facility, resulting in an incremental interest charge of approximately of $.4 million for 2000. It is anticipated that future acquisitions will require additional borrowings under our existing Credit Facility. Accordingly, we anticipate that interest expense will increase throughout future periods, reduced by any equity financing used to pay down the Credit Facility.

PROVISION FOR INCOME TAXES. We recorded a net tax benefit of $.16 million for 2000 on income before income taxes of $.10 million. This benefit was recorded during the quarter due to a change in the estimated effective tax rate. We expect our effective federal and state income tax rate for annual fiscal 2000 to approximate 36% as opposed to the 40% effective rate recorded during the six months ended June 30, 2000. The effective annual rate of 36% was recorded in 2000 due to the expected utilization of available net operating loss carryforwards. In 1999, an effective rate of 34% for the year was recorded as a result of certain merger expenses which are not deductible for income tax purposes which were offset by the utilization of available net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 2000 STATEMENT OF OPERATIONS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

DENTAL PRACTICE NET PATIENT REVENUE. Dental practice net patient revenue represents the clinical patient revenues at 168 current clinical locations through September 30, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $181.2 million for 2000 compared to $134.5 million for 1999, representing a 34.7% increase.

The majority of this revenue growth is due to the addition of 4 affiliated dental practices in 2000, representing 21 location and 16 affiliated dental practices during 1999, representing 51 current clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements. In addition, during 2000, we entered into a new management service agreement with an existing single location affiliation. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 1999, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2000 increased by approximately 7.5% when compared to revenue for 1999.

In 1999 we converted over 140 dental locations onto our revenue and receivable software system, primarily due to the individual dental practice systems not being Y2000 compliant. As standard protocol for the conversion process, the implementation team conducts post audits of established insurance fee schedules and performs any required changes to the system configuration within 60 days of the conversion. Due to the time constraints involved to comply with the Y2000 issues, a complete post conversion audit of the fee schedules wasn't conducted at all locations. In the third quarter of 2000 we discovered that all of the fee schedules were not completely entered during the conversion. This resulted in revenues being misstated subsequent to the conversions. As a result, the accumulated receivables were not collectible on this revenue difference. Therefore, during the third quarter of 2000, we recorded a contractual revenues allowance adjustment to increase the reserve for doubtful accounts by $1.5 million, $1.2 million relating to patent revenue and $0.3 million relating to management fee revenue. We estimate the adjustment pertaining to 1999 reported revenues is immaterial. However, management is currently analyzing the impact of this adjustment to determine the actual impact on prior quarters for possible restatement and expects to complete this analysis in the fourth quarter.

NET MANAGEMENT FEES. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 current unconsolidated affiliated dental practice clinical locations through September 30, 2000. At January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $32.2 million for 2000 and $31.8 million for 1999. Although total dental practice net patient revenue increased at these locations, management fee revenues remained relatively flat as we have reduced management fees with certain affiliations as specialty provider revenues were added. These measures are expected to increase our future operating margins and long-term growth rates at these locations.

LICENSING AND OTHER FEES. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were $.7 million for 2000 and $.8 million for 1999.

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

Practice operating expenses were $178.1 million for 2000 compared to $135.3 million for 1999, representing a 31.7% increase. The majority of this increase in practice operating expenses is due to the addition of 20 affiliated dental practices (representing 72 current clinical locations) during 2000 and 1999. During 2000, most categories of practice operating expenses varied slightly as a percentage of net revenues when compared to 1999. Practice operating expenses for 2000 were 83.2% of total revenue compared to 81.0% for 1999. The practice operating margin for 2000 was 16.8% compared to 19.0% for 1999.

The overall decrease in operating margin is comprised of several factors. Of the total decline in margion of 2.2%, approximately .6% represents the $1.5 million contractual revenue adjustment discussed above. The remaining decrease in margin percentage represents a higher salary cost structure at certain dental practices affiliated within the last year. At these affiliations we are in the process or have completed negotiation of new provider contracts, changed dental providers and/or altered provider mix, established mentoring programs, and introduced our proprietary software to enhance revenue management. These costs are expected to decline and reflect costs in line with our established practices once the company's operating model is fully operational at these locations.

CORPORATE SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $10.1 million for 2000 compared to $8.5 million for 1999, representing a 19.0% crease. The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As such, these corporate costs as a percentage of revenues has decreased to 4.7% for 2000 compared to 5.1% for 1999.

MANAGEMENT MERGER AND RETENTION BONUS. On October 22, 1999, we announced the signing of a definitive merger agreement between us and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of our management. The board of directors approved a bonus plan in the first quarter 2000 to help motivate and retain management to implement our plan for a changed strategic direction. We recorded a charge for 2000 of $1.2 million relating to our management merger and retention bonus plan. In May 2000, we mutually agreed with Leonard Green & Partners, L.P., to terminate the merger agreement and the related recapitalization transaction.

CORPORATE MERGER AND RESTRUCTURE COSTS. We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as a pooling-of-interests. As a result of the business combination we recorded a restructuring charge of $1.2 million for 2000 relating to our restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs. In 1999 we recorded direct merger expenses of $2.9 million, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. We also recorded a restructure charge for 1999 of $3.2 million relating to our restructuring plan. As of September 30, 2000, our restructuring plan is substantially complete and we do not anticipate additional restructuring charges as a result of the business combination.

We also recorded direct merger expenses for 2000 of $.5 million associated with the proposed merger with Leonard Green & Partners, L.P. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $9.0 million for 2000 compared to $7.0 million for 1999. This increase of 28.7% is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed in 2000 and 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

INTEREST EXPENSE. Interest expense was $8.8 million for 2000 compared to $4.6 million for 1999, representing an 90.9% increase. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") and private placement to complete the rapid expansion of additional affiliated dental practices throughout 2000 and 1999. In June 2000 we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the Credit Facility. The interest rate on the senior subordinated note is 12.5%, which is approximately 2.2 percentage points higher than the interest rate on the Credit Facility, resulting in an incremental interest charge of approximately of $.4 million for 2000. It is anticipated that future acquisitions will require additional borrowings under our existing Credit Facility. Accordingly, we anticipate that interest expense will increase throughout future periods, reduced by any equity financing used to pay down the Credit Facility.

PROVISION FOR INCOME TAXES. We recorded a net tax expense of $1.8 million for 2000 on income before income taxes of $5.0 million. We expect our effective federal and state income tax rate for annual fiscal 2000 to approximate 36% due to the expected utilization of available net operating loss carryforwards. In 1999, an effective rate of 34% for the year was recorded as a result of certain merger expenses which are not deductible for income tax purposes which were offset by the utilization of available net operating loss carryforwards

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, cash and cash equivalents were $1.8 million, representing a $1.3 million increase in cash and cash equivalents available at December 31, 1999. We have a negative working capital at September 30, 2000 of $146 million. The negative working capital resulted from the utilization of excess cash to pay down the outstanding revolving Credit Facility, which is used to fund working capital necessities, as well as the classification of our Credit Facility, 7% Subordinated Convertible Notes, and Levine Note totaling $143 million as current portion of long-term debt due to a covenant and cross default violations as discussed below. Excluding the impact of certain debt covenants we have negative working capital at September 30, 2000 of $3.0 million. The negative working capital resulted from utilizing non-required excess cash to pay down the outstanding revolving Credit Facility. Concurrently, any working capital necessities are funded by the Credit Facility, as required.

Net cash provided by operations amounted to $7.0 million for 2000 compared to net cash provided by operations of $8.1 million for 1999. This includes management merger and retention bonus paid of $1.2 million for 2000 and merger and restructure costs paid of $2.5 million for 2000 and $5.6 million for 1999, respectively. The decrease of net cash provided by operations during 2000 is primarily attributed to income tax payments of $3.3 million in 2000 compared to $.8 million in 1999.

Net cash used in investing activities was $43.2 million for 2000. Included in the investing activities is cash paid of $18.0 million for current year dental practice affiliations and earnout payments for affiliations occurring in prior years. Additionally, we paid $6.3 million cash paid for property and equipment. We also advanced $11.5 million to certain officers of the Company. In connection with these advances, the Company issued interest-bearing notes receivables. Shares of the Company's common stock and options owned by such officers secure the notes, which accrue at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market interest rate. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. Additionally, we made advances to unconsolidated affiliated practices of $7.6 million. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We typically advance funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve.

These uses of cash in investing activities were primarily funded through borrowing under our existing Credit Facility. Also, during June 2000 we raised approximately $36.5 million from the sale of debt and equity. The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11 million. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25.5 million. The net proceeds from the transaction were primarily utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility agreement. Net cash provided from financing activities was $37.5 million during 2000.

During the nine months ended September 30, 2000, the Company acquired substantially all of the assets of 21 dental facilities, including, accounts receivable, supplies and fixed assets. Also, in connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' additional future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable.

The aggregate dental practice acquisition purchase price recorded during the nine months ended September 30, 2000, representing the fair value of the assets acquired in the above and earn-out consideration paid for transactions completed in current and prior periods included $18.0 million in cash. Additionally, the Company incurred or assumed $3.6 million in liabilities, and recorded an additional earn-out liability of $11.6 million for the aggregate value of payments to be paid in future periods. Approximately $30.9 million of the total purchase price has been allocated to intangible assets.

As of September 30, 2000, the Company had accrued $19.3 million for future earn-out payments, of which $.2 million is included in additional paid-in capital for anticipated stock issuance's while the remaining accrual for anticipated cash payments is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $27.0 million and $33.0 million from January 2000 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $1.1 million to $1.3 million annually

We have made loans to various unconsolidated affiliated dental practices in connection with their acquisition of assets of dental practices and have made working capital advances to certain unconsolidated affiliated dental practices for their operations. Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at the Company's borrowing rate. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are personally guaranteed by the PA owners and cross-collateralized by the PAs under common ownership.

Our Credit Facility of $120 million has an immediate funding available of $101 million. Borrowings at September 30, 2000 under the Credit Facility were $87.4 million. The revolving feature of the Credit Facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in 14 equal quarterly installments and maturing on March 31, 2005. Principal amounts owed under the Credit Facility bear interest at varying amounts over LIBOR (3.00% -3.50%) or the prime rate (1.25% - 1.75%), at our option, based on the level of its leverage ratio. The Credit Facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding.

Our Credit Facility contains several covenants including restrictions on our ability to incur indebtedness; repurchase, or make dividends with respect to, our capital stock; and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the Credit Facility requires us to notify certain lenders prior to making any acquisitions and to obtain the consent of the lenders prior to making acquisitions with purchase prices exceeding a certain amount of cash and purchase price. Our obligations under the Credit Facility and our subsidiaries under the guarantees are secured by a security interest in certain equipment, fixtures, inventories, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities. The Company was not in compliance with certain covenants at September 30, 2000, as discussed below.

We have outstanding an original $30 million of 7% Subordinated Convertible Notes and $12 million of convertible Preferred Stock. The 7% Subordinated Convertible Notes have eight-year terms and are convertible into shares of our Common Stock at $9.21 for each share of Common Stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such 7% Subordinated Convertible Notes. The 7% Subordinated Convertible Notes and all outstanding shares of our Preferred Stock shall be automatically converted into our Common Stock (or, in the case of Series A Preferred Stock and Series C Preferred Stock, redeemed at nominal cost) if the rolling 21-day average closing market price of our Common Stock on 20 out of any 30 consecutive trading days is more than $17.98.

At our option, on any interest payment date, in lieu of an interest payment in cash, we may pay a portion of the interest due by issuing additional 7% Subordinated Convertible Notes as payment-in-kind ("PIK"). The additional notes issued by us as payment-in-kind are subject to the same terms as the $30 million originally issued. Through December 31, 1999 no additional notes were issued as payment-in-kind. During the nine months ended September 30, 2000, we issued $2.2 million in additional notes. As of September 30, 2000, we have issued a total of $32.2 million in outstanding 7% Subordinated Convertible Notes.

In June 2000 the Company raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11 million. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25.5 million (the "Levine Note"). The net proceeds from the transaction were primarily utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain assets sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest PIK note. PIK notes bear interest at 15%. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

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

At September 30, 2000, the Company did not meet its minimum leverage ratio covenant of its existing Credit Facility. In addition, due to cross default provisions, the Company was also not in compliance with the terms of the Company's 7% Subordinated Convertible Notes and Levine Note Agreements. Although no lenders have taken any collection action, the lenders have the right under the debt agreements to accelerate the outstanding indebtedness due to this non-compliance. Accordingly, the Company has classified its Credit Facility, 7% Subordinated Convertible Notes, and Levine Note totaling $143 million as current portion of long-term debt in the Condensed Consolidated Balance Sheet. The Company is currently in the process of discussing the violations of the covenant with the lenders under the Credit Facility to develop a revised lending arrangement and believes that a resolution of the matter will be satifactorily concluded during the fourth quarter of 2000. Management believes that the Credit Facility will continue to be available on a long-term basis after resolving the covenant violation, however, there are no assurances that such a resolution can be accomplished. Additionally, the rectification of the Credit Facility covenant non-compliance, if achieved, will eliminate the current violations under the 7% Subordinated Convertible Notes and Levine Note agreements. If the resolution of the matter is not accomplished, the Company plans to pursue other possible financing sources. If the Company cannot resolve the Credit Facility covenant violation, it would have a material and adverse effect on the Company's financial position. Management believes that the Credit Facility, together with the cash expected to be generated from operations, will be adequate to meet the Company's operating requirements for the next fiscal year.

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

A total of 254,901 and 339,247 outstanding shares of InterDent Common Stock issued at a price of $0.45 and $0.225 per share, respectively, are subject to repurchase as a result of a subsidiary's failure to achieve certain specified performance targets through December 31, 1999. It is anticipated that the majority of these shares will be repurchased in the future.

We believe that proceeds from our existing Credit Facility and cash flow from operations will be sufficient to fund our operations through the next fiscal year. However, to execute our long term business strategy and to fund future consideration to be paid under certain earn-outs and seller notes and amortize the senior credit facility, we will require additional funding through long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities. There can be no assurance that any such financing will be available or will be available on terms acceptable to InterDent.

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

                                    * * * *

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD
DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE DEPENDENCE ON MANAGEMENT AGREEMENTS, THE PAs AND AFFILIATED DENTISTS, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, REGULATORY ENVIRONMENT, FUTURE INCREASES IN REVENUES AND OPERATING MARGINS OR DECREASES IN COSTS AND EXPENSES AS PRACTICES MATURE, AVAILABILITY UNDER THE CREDIT FACILITY AND CASH FLOW TO MEET OPERATING NEEDS, ABILITY TO RECTIFY NON-COMPLIANCE UNDER THE CREDIT FACILITY, 7% SUBORDINATED CONVERTIBLE NOTES, LEVINE NOTE, ABILITY TO OBTAIN ADDITIONAL FUNDING THROUGH ISSUANCE OF DEBT OR EQUITY ON FAVORABLE TERMS, INCREASES IN SPECIALTY PROVIDER REVENUES, CONTINUED COMPLIANCE WITH CREDIT FACILITY COVENANTS AND ABILITY TO OBTAIN WAIVERS FOR NON-COMPLIANCE, GOVERNMENT REGULATION, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our interest expense is sensitive to changes in the general level of interest rates as our Credit Facility has interest rates based upon market LIBOR or prime rates, as discussed in Note 5 to the condensed consolidated financial statements. To mitigate the impact of fluctuations in market rates, we enter into fixed interest rates for periods of up to 180 days on portions of the outstanding Credit Facility balance.

At September 30, 2000, we had $87.4 million in floating rate debt under the Credit Facility. Based upon the average outstanding Credit Facility balance during the period, the detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the Credit Facility would have been approximately $.63 million for the nine-months ended September 30, 2000. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the Credit Facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $65 million are at fixed rates of interest.

At September 30, 2000, the Company did not meet certain minimum leverage ratio covenants of its existing credit facility as discussed in Note 5 of the condensed consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 27, 2000, the Company issued 82,792 shares of common stock in connection with the exercise of outstanding warrants. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder because the purchaser was an accredited investor within the meaning of Rule 501.

The Company's senior lender currently prohibits the payment of cash dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.1 Addendum #2 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore

         10.2     2000 Key Executive Stock Incentive Plan

         10.3     Form of Option Agreement

         10.4     Promissory Note, dated May 16, 2000, by Michael T. Fiore

         10.5     Promissory Note, dated June 15, 2000, by Michael T. Fiore

         10.6 Pledge and Security Agreement, dated May 16, 2000, by and between Michael T. Fiore and Gentle Dental Management, Inc.

         10.7     Promissory Note, dated June 15, 2000, by Steven R. Matzkin

         10.8 Pledge and Security Agreement, dated June 15, 2000, by and between Steven R. Matzkin and Gentle Dental Management, Inc.

         10.9     Promissory Note, dated June 16, 2000, by Grant Sadler

         10.10 Pledge and Security Agreement, dated May 16, 2000, by and between Grant Sadler and Gentle Dental Management, Inc.

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      INTERDENT, INC.
                                               ------------------------------
                                                        (Registrant)

Date:        November 20, 2000              By:    /s/ Norman R. Huffaker
     -------------------------------           ------------------------------
                                                      Norman R. Huffaker
                                                   Chief Financial Officer