Form 10-K405
period 2000-12-31
INTERDENT INC
filed 2001-04-17
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 000-25549

INTERDENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4710504 (I.R.S. Employer Identification No.)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    At March 15, 2001, the aggregate market value of voting stock held by non-affiliates was $6,442,673.

    At March 15, 2001, 23,993,540 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Proxy Statement for 2001 Annual Meeting of Shareholders	Part III

i

PART I

Item 1. Business.

    We are a provider of dental practice management services to dental professional corporations and associations (collectively "PAs"). As of December 31, 2000, we provided management services to 244 dental offices that employed 813 dentists (including 197 specialists). We seek to establish dental practice networks with a significant presence in selected markets and currently operate in 16 states. Our network of dental groups provides comprehensive, convenient and high quality general dentistry services including higher margin specialty services such as orthodontics, periodontics, endodontics, pedodontics, prosthodontics, oral surgery and oral pathology.

    The services we provide to our affiliated dental practices are part of our clinically driven operating model designed to enhance our affiliated dental practices include:

  •
  access to training, enabling dentists to perform additional general and specialty services;

  •
  assistance in optimizing patient scheduling, staffing ratios and other resource allocation;

  •
  improving office administration including billing and collecting receivables;

  •
  assistance in negotiating and monitoring managed care and other contracts; and

  •
  assistance in recruiting dental professionals.

    We also provide a proprietary management information system that enables us to analyze key performance statistics on a real-time basis at each practice and identify trends and opportunities for improvement. All of our affiliated practices currently use our proprietary management information system, other than the dental practice affiliations that occurred in the third quarter of 2000, which are in the process of conversion. We believe our clinically driven operating model and proprietary management information system provide us with a unique advantage and serve as the infrastructure to support continued growth.

    We provide our practice management services to affiliated dental practices under long-term (typically 25 years) management service agreements. We own the non-professional assets at the affiliated practice locations, including equipment and instruments. We also manage all the non-clinical aspects of these affiliated practices. The practices employ the dentists and the hygienists while we employ or co-employ all administrative personnel. As part of our management services, we bill and collect patient receivables and provide all administrative support services. We believe dentists benefit from their association with us through:

  •
  improved income potential;

  •
  the ability to focus on dentistry rather than practice administration;

  •
  flexible work schedules; and

  •
  access to educational services and training programs.

    Dentists are typically compensated based on a percentage of revenues or collections they generate. We believe that due to our services dentists affiliated with us generate average revenues significantly above the national dental industry average.

    InterDent was formed to effect the business combination of Gentle Dental Service Corporation and Dental Care Alliance which was completed on March 12, 1999. Prior to the combination, Gentle Dental Service Corporation and Dental Care Alliance were both publicly traded providers of dental practice management services.

    In April 2001, we entered into a definitive agreement to sell the stock of DCA, a wholly owned subsidiary and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes assets associated with the notes receivable made to certain officers of DCA and the related security agreements. The total consideration is $36 million, including cash of $23 million and the assumption of certain debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA based a multiple of EBITDA, subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement for $2 million in cash, payable in installments, for our proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similiar operational matters.

    The transaction is expected to be completed in the second quarter of 2001. In the fourth quarter of 2000, we determined that the estimated future undiscounted cashflow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. During the forth quarter of 2000, we recorded an impairment of these long-lived assets and advances to PAs to reduce the assets to estimated fair value as a result of this proposed transaction. See note 16 in the accompanying consolidated financial statements for further discussion. In 2000, the revenues related to these assets amounted to $52.0 million with operating income of $4.1 million.

Dental Services Industry

    The Health Care Financing Administration ("HCFA") estimates that the annual aggregate domestic market for dental services was approximately $60 billion for 2000, representing 4.6% of total health care expenditures in the United States. Dental service expenditures grew at a compound annual growth rate of approximately 7.9% from 1980 to 2000. According to HCFA, the dental services industry is expected to experience this continued growth and is projected to reach nearly $109 billion by 2010. We believe that the anticipated growth in the dental industry will be driven by several factors, including:

  •
  increase in the availability and types of dental insurance;

  •
  increasing demand for dental services from an aging population;

  •
  evolution of technology which makes dental care less traumatic and, therefore, more attractive to patients;

  •
  increased focus on preventive and cosmetic dentistry; and

  •
  growth of managed care organizations that offer dental coverage to their members.

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

    Dental care services in the United States are generally delivered through a fragmented system of local providers, primarily individual or small group practices. According to the most recent available survey by the American Dental Association conducted in 1996, there were approximately 152,000 actively practicing dental professionals in the United States, approximately 67% of whom practiced alone. We estimate that approximately 2% of general and specialty practitioners are affiliated with practice management companies.

    According to the 2000 Dental Benefits Report prepared by the National Association of Dental Plans, approximately 56% of the United States population is covered under dental benefit plans, including preferred provider organizations ("PPO") and dental Health Maintenance Organizations ("HMOs"). The market share of these network-based dental plans is estimated to have grown from 30% of total dental care expenditures in 1995 to an estimated 57% in 2000.

    We believe that the trend toward consolidation in the dental services industry will continue as dentists seek to affiliate with group practice managers, such as us, due to the following:

  •
  desire of dentists to focus on clinical aspects rather than on administrative and regulatory aspects of their practices;

  •
  increasing patient demands for more flexible evening and weekend hours;

  •
  increasing demand for competitively-priced, high quality dental care at multiple locations;

  •
  increasing desire of recent dental school graduates to pursue alternatives to the traditional solo practice of dentistry; and

  •
  need for certifiable standards of care for patients.

Operating Strategy

    Our long-term strategic objective is to maintain and expand our leadership position in the dental practice management industry. To achieve this objective, we seek to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks that provide gentle, high quality, cost-effective dental care. The key elements of our strategy are as follows:

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

    Focus on Quality of Patient Care.  We have and continue to refine procedures, training and systems designed to ensure optimum patient care. We seek to improve clinical outcomes through our network of dental directors, which works directly with our affiliated dental practices to institute quality assurance and utilization review programs, provide access to continuing education and training programs for dental professionals, and evaluate new techniques and technologies. Additionally, we seek to affiliate with dentists and specialists who are committed to delivering high quality dental care.

    Establish a Comprehensive Dental Care Network.  Our long-term strategy is to increase the number of affiliated dental practices by entering into management contracts and license agreements with, and acquiring the non-professional assets of, dental groups and practices in selected markets. Our objective is to affiliate with dental groups and practices that have a significant market position or, when combined with existing affiliated dental practices, would result in a significant market position. We also intend to selectively establish de novo dental offices in the markets in which we operate, in order to augment our market presence. We believe that the establishment of significant positions in the markets we serve will result in economies of scale. Following each new affiliation with a dental practice, we work closely with the professionals and staff in order to achieve network integration and provide patients with convenient dental treatment.

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

    Integrate and Leverage Management Information Systems.  Our management information system utilizes commercially available software, which has been enhanced by our proprietary software. This management information system allows us to more effectively enhance the affiliated dental practices. The system is designed to assist each affiliated dental practice in:

  •
  optimizing staffing ratios and patient scheduling;

  •
  identifying and reducing unfinished patient treatment programs;

  •
  maximizing billing and collection efforts; and

  •
  actively monitoring the performance of managed care and other third party contracts.

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

    Expand Patient Volume through Proactive Marketing.  We seek to assist our affiliated dental practices in increasing patient volume by focusing on patient satisfaction and targeting existing and new patients through radio, direct mail, print advertising and other retail marketing programs. We tailor our advertising to local markets, based upon demographic characteristics of each market and the brand name recognition of our affiliated dental practices in the respective markets. The affiliated dental practices support this marketing program by offering convenient hours and locations for the dental practices. Additional support from the affiliated dental practices include:

  •
  providing comprehensive dental care services such as same-day emergency care;

  •
  introducing or expanding specialty services at the dental practices; and

  •
  utilizing our management information system to identify and reduce incomplete patient treatments.

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

Dental Practice Network

    As of December 31, 2000, the Company provides comprehensive management services to a dental practice network which employs 813 dentists, including 197 specialists, practicing out of 244 dental offices and 2,197 operatories located in the geographic markets set forth below.

Location	Dentists	Offices	Operatories
Arizona	42	9	55
California—Northern	150	29	325
California—Southern	152	45	396
Florida	77	36	236
Georgia	42	8	127
Hawaii	41	7	55
Idaho	15	2	53
Indiana	21	5	54
Kansas	3	1	14
Maryland	39	10	122
Michigan	32	13	109
Nevada	33	13	128
Oklahoma	18	5	53
Oregon	97	34	269
Pennsylvania	22	16	102
Virginia	10	3	35
Washington	19	8	64

Total	813	244	2,197

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

    Third-party Payor Management.  We examine various factors to determine which third-party payors' assignments we will recommend at each affiliated dental practice. Factors considered by us in making this recommendation include:

  •
  the types of procedures that are generally performed;

  •
  the geographic area served by the particular plan; and

  •
  the demographic characteristics of the typical plan participants.

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

  •
  payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll taxes and related matters;

  •
  risk management, including on-site safety inspections and monitoring, training, and workers' compensation claim management and administration;

  •
  administering benefit plans;

  •
  human resource materials, consulting and expertise on other human resource issues;

  •
  analysis and advice with respect to the optimal number of general dentists, specialist dentists, dental assistants and hygienists at each dental practice in an effort to provide high levels of quality care and patient confidence while practicing at a heightened level of efficiency;

  •
  assist dental practices with their scheduling in order to maximize efficiency and minimize delays in treatment; and

  •
  assist each affiliated dental practice, to the extent necessary, with respect to expanding office hours, optimizing the flow of patients through the offices and assisting dentists in the more efficient use of dental assistants and hygienists.

    To a significant degreee, a professional employer organization assists us in providing these services.

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

    We provide our affiliated dental practices with consulting and educational services. These services include a training program covering non-clinical aspects of the practice, together with specific training designed for the efficient and effective use of our management information system. Specifically, our training programs provide dental practice personnel with:

  •
  guidelines for addressing patient concerns;

  •
  techniques for explaining treatment procedures and length of treatment;

  •
  parameters for establishing appropriate financial arrangements with patients; and

  •
  a systematic approach to monitoring the success of each area of training.

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

Operational Services

    Advertising and Marketing.  We assist our affiliated dental practices in developing and implementing targeted advertising and marketing programs. Those marketing programs, which include patient educational and prevention programs at selected dental practices, are focused on the retention and reactivation of existing patients. We also assist the practices in their external marketing programs such as direct mail and yellow page advertising that are designed to emphasize the convenience of individual locations, payment plans and service hours, and promote the high standards of care at the practices in an attempt to attract new patients. Those marketing programs may include the use of local radio, television and print advertising, and other marketing promotions. In some instances, we seek to promote brand name recognition of our affiliated dental practices through use of regional brand names. For example, in Florida, several of our affiliated dental practices use the name "Advanced Dental Care." Additionally, several of our Florida, Oregon, Pennsylvania, and Washington affiliated dental practices use the name "Gentle Dental." In some cases, affiliated dental practices are marketed under the names used by the practices prior to their affiliation with us to take advantage of the practices' existing market positions.

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

    Management Information Systems.  Our management believes that access to accurate, relevant and timely financial and operating information is a key element of our practice management services. Our management information system is a combination of commercially available software with proprietary enhancements. It is designed to increase the efficiency and productivity of dental practices by enabling our dental practices and us to cost-effectively monitor the key business and professional operating aspects. The system allows the affiliated dental practices to identify, track and schedule each individual patient treatment process, thereby reducing unfinished patient treatment programs which correspondingly increases practice revenues. The system also contains features designed to maximize billing and collection efforts, and to actively monitor the performance of managed care contracts.

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

Management, Licensing, and Collaboration Agreements

    As part of a delivery network of multi-specialty dental care, we provide management and licensing services to our affiliated dental practices under long-term management service and license agreements. Under the terms of the management service agreements, we bill and collect patient receivables and provide all administrative and management support services to our affiliated dental practices. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, and related support personnel. Licensing services are generally provided by Dental Care Alliance and include marketing, advertising and purchasing. We have also entered into a collaborative Internet arrangement with Dental X Change, Inc., which is designed to create an integrated web portal for both dentists and patients throughout the United States.

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

  •
  provide all facilities and equipment used by the affiliated dental practices;

  •
  bill and collect all receivables on behalf of the affiliated dental practices;

  •
  purchase and provide all supplies;

  •
  provide or contract all clerical, accounting, payroll, human resources, computer and other non-dental support personnel;

  •
  supervise and maintain custody of all business records;

  •
  provide management information reports;

  •
  assist with market research and plan and implement marketing and advertising programs;

  •
  negotiate contracts on behalf of the affiliated dental practices with managed care payors or other third parties; and

  •
  assist in the recruitment of dentists.

    In addition, although we establish guidelines for hiring and compensating dentist and clinical personnel, such responsibility remains with the affiliated dental practices. Specifically, the affiliated dental practices are responsible for:

  •
  hiring and compensating dentists and other dental professionals;

  •
  purchasing and maintaining malpractice insurance;

  •
  maintaining patient records; and

  •
  ensuring that dentists have the required licenses and other certifications.

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

  •
  assist in the identification of areas in which the performance of affiliated dental practices and their dental professionals can be improved to increase revenues and operating income;
  •
  provide, maintain and repair all offices, equipment and furnishings;
  •
  employ all non-professional personnel necessary for the operation of the affiliated dental practices;
  •
  provide payroll services;
  •
  implement standard business systems and procedures and provide or facilitate systems and efficiencies training;
  •
  order all general business inventory and supplies required by the affiliated dental practices and handle accounts payable;
  •
  establish and maintain information systems and provide accounting and bookkeeping services;
  •
  monitor compliance with rules and regulations applicable to the affiliated dental practices business;
  •
  provide marketing assistance; and
  •
  provide assistance in billing and collections, all to the extent permitted by law.

    The management agreements provide that the affiliated dental practices are responsible for, among other things:

  •
  employing and supervising all affiliated dentists and dental hygienists;
  •
  complying with all laws, rules and regulations relating to affiliated dentists and dental hygienists;
  •
  participating in quality assurance/utilization review programs;
  •
  maintaining proper dental patient records;
  •
  obtaining and maintaining professional liability insurance; and
  •
  any other requirements to carry out the practice of dentistry.

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

    As compensation for our management services under the management agreements, we earn a management fee equal to 63% to 74% of the net collected revenues earned by the affiliated dental practices. We are responsible for all of the operating and nonoperating expenses incurred by the affiliated dental practices except for:

  •
  salaries and benefits to the affiliated dentists and dental hygienists;
  •
  licensing fees paid to us;
  •
  debt and asset carrying costs related to the acquisition of the dental practice; and
  •
  any other direct cost to the affiliated dental practices not covered under the management agreement.

    We also advance funds to certain affiliated dental practices to cover the above costs. These advances amounted to approximately $25 million at December 31, 2000 and have been substantially reserved as described in Note 16 to our Consolidated Financial Statements.

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

    Dental Care Alliance License Agreements.  Dental Care Alliance has two forms of license agreements. The long form license agreements generally have terms of five years, with automatic five-year renewal terms, while the short form license agreements have terms that are coterminous with the related management agreements. In consideration for the payment of a monthly license of $1,000, the licensee is entitled to identify its affiliated dental practice as a member of our network, participate in our marketing programs, utilize our discounted purchasing capabilities, and use one or more of our service marks, logo types and commercial symbols. The long form license agreements also provide for a monthly advertising fee of $1,000 used for general marketing, advertising and promotion of the Company's network and such licensed symbols. The manner in which the licensee intends to use such licensed symbols must be approved by us in advance.

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

Dental X Change, Inc., Collaboration Agreement

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

  •
  increase interaction and the flow of information between InterDent and its affiliated dental practices;
  •
  facilitate communication between InterDent's affiliated dental practices and patients;
  •
  facilitate communication between InterDent and its investors; and
  •
  provide non-affiliated dental practices with access to business information developed by InterDent.

    In exchange for our cash contribution of $1,020,000, we received 1,000,000 shares of Series A Convertible Preferred Stock. Additionally, we received 1,949,990 shares of Dental X Change common stock and a warrant to purchase 4,054,010 additional shares of Dental X Change common stock at $.10 per share. Currently, we own less than 20% of the outstanding stock of Dental X Change. Under the terms of the collaboration agreement, InterDent, among other things:

  •
  granted an exclusive license to Dental X Change to use, modify and create from InterDent's Compass System a web-enabled Compass System;
  •
  will use Dental X Change's listing and referral service on the Internet for offices of our affiliated dental practices and their respective affiliated dentists; and
  •
  will use Dental X Change's recruitment services and help wanted classifieds as a primary source for recruitment on the Internet.

    In exchange for InterDent's commitments and in addition to the issuance of Dental X Change common stock and warrants, Dental X Change, among other things:

  •
  will develop a web-enabled Compass System and market and license the system to third parties;
  •
  will host InterDent's internet website and provide web site development services for InterDent;
  •
  granted InterDent a non-exclusive license, with a right to sublicense to InterDent's affiliated dental practices, to use the web-enabled Compass System for internal purposes free of charge.

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

  •
  controlling the professional practice of a dentist;
  •
  employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants); and
  •
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

    The applicability of these federal and state laws to transactions in the health care industry such as those to which we are or may be a party has not been the subject of judicial interpretation. There can be no assurance that judicial or administrative authorities will not find these provisions applicable to our operations, which could have a material adverse effect on our business. Under current federal law, a physician or dentist or member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or dentist has an ownership or investment interest, unless an applicable exception is available. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies. Any future expansion of these prohibitions to other health services could restrict our ability to integrate dental practices and carry out the development of our network of affiliated dental practices.

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

Competition

    We compete with other dental practice management companies seeking to affiliate with dental practices in the highly competitive dental practice management industry. We believe that the industry will become more competitive as it continues to develop. We believe that we have a competitive advantage to effectively compete in each of the key areas of competition:

  •
  long-term acquisition methods and models;
  •
  the reputations of the dental practices within dental care networks;
  •
  the scope of services provided by dental care networks;
  •
  management experience and expertise;
  •
  the sophistication of management information, accounting, finance and other systems; and
  •
  network operating methods.

    We currently compete with other dental practice management companies in our existing markets. There are also a number of dental practice management companies currently operating in other parts of the country which may enter our existing markets in the future. Many of such competitors and potential competitors have substantially greater financial resources than us, have established large dental practice networks, or otherwise enjoy competitive advantages which may make it difficult for us to compete against them or enter into additional management agreements on terms acceptable to us. In addition, as we seek our long-term expansion into new markets, we are likely to face competition from established dental practice management companies with a strong presence in such markets.

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

Insurance

    We carry comprehensive liability and extended coverage insurance. Our affiliated dental practices carry professional liability and general liability insurance. Such insurance coverages are expanded to include all additional practices that we develop or affiliate, with policy specifications, insured limits, and deductibles customarily carried for similar dental practices.

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

Employees

    We have entered into an agreement with an unrelated third party co-employer where a significant portion of our administrative and support staff located in our affiliated dental practices as well as certain corporate office management and staff is co-employed. As of December 31, 2000, we employed or co-employed 4,467 full and part-time persons, consisting of 1,465 dental assistants, 1,621 dental office staff, and 129 executive and administrative staff.

    In addition, a significant number of our affiliated dental practices have entered into an agreement with the co-employer pursuant to which an affiliated dental practice and the co-employer co-employ all professional staff. As of December 31, 2000, such affiliated dental practices, in the aggregate, employed or co-employed 1,252 dental professionals, consisting of 813 dentists and 439 dental hygienists. We, or our affiliated dental practices, as the case may be, are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting co-employees while the co-employer is responsible for:

  •
  payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll, taxes and related matters;
  •
  risk management, including on-site safety inspections, monitoring, training and workers' compensation claim management and administration;
  •
  administering benefit plans; and
  •
  human resource consulting and expertise on other human resource issues.

    Either party without cause may terminate the agreement with the co-employer on 30 days written notice, or for cause on 24 hours written notice. Also, as of December 31, 2000, 96 clerical personnel and dental assistants employed by certain affiliated dental practices with us were subject to collective bargaining agreements. Approximately 30 employees at two of our dental practice offices have a collective bargaining agreement that expired on March 1, 2001. The contract is currently being renegotiated.

Item 2. Properties.

    The dental practice and business offices in our network are generally leased from various parties pursuant to leases with remaining terms ranging through 2015. Several of the leases have options to renew, and we expect to renew or replace leases as they expire. Our corporate headquarters is located in leased office space in El Segundo, California. We also maintain an executive office lease in Sarasota, Florida. In connection with the amendment of the management agreements with Oregon and Washington professional corporations, we acquired an office building located in Hazel Dell, Washington that is occupied by one of our clinical office locations. The Company's annual lease or rent payments were approximately $15 million for the year ended December 31, 2000.

Item 3. Legal Proceedings.

    We were named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. The plaintiff alleged damages in excess of $10 million to the alleged negligence on the part of the orthodontist and alleged that the orthodontist acted as an employee of the Company. The case went to trial in February 2001, and the jury returned a verdict in favor of the orthodontist, and consequently the PA and InterDent.

    On October 22, 1999, we announced the signing of a definitive merger agreement between InterDent and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of InterDent's management. Between October 25 and December 28, 1999, certain of our officers and directors, and Leonard Green & Partners were named as defendants in civil suits filed on behalf of certain owners of our Common Stock relating to the merger. Six suits were filed in the Court of Chancery in the State of Delaware, New Castle County and two in the Los Angeles County Superior Court in the State of California. The lawsuits have all been dismissed without prejudice.

    On November 12, 1999, Robert D. Rutner filed a lawsuit in the Santa Clara Superior Court seeking to rescind his May 14, 1999 sale of Serra Park Services Inc. and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. No trial date has been set. InterDent believes this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On October 18, 2000 Amerident Dental Corporation filed a lawsuit in the Los Angeles Superior Court against InterDent and Gentle Dental Management seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On November 28, 2000, the Court entered its Order of related Cases with regard to an action previously filed by InterDent on September 28, 2000; Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. Discovery is ongoing and no trial date has been set. InterDent believes this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

    Information with respect to the executive officers of InterDent is set forth below.

Name	Age	Position
Mr. Michael T. Fiore	46	Co-Chairman of the Board and Chief Executive Officer
Dr. Steven R. Matzkin	42	Co-Chairman of the Board, President, and Chief Dental Officer
Mr. L. Theodore Van Eerden	45	Chief Development Officer, Executive Vice President and Secretary
Mr. Norman R. Huffaker	54	Chief Financial Officer
Mr. Grant M. Sadler	54	Senior Vice President/Development and Co-Founder

    Michael T. Fiore.  Mr. Fiore has served as the Co-chairman of the Board and Chief Executive Officer of InterDent since its inception on March 12, 1999. Prior to the March 12, 1999 merger, Mr. Fiore had served as Co-Chairman of the Board, Chief Executive Officer and President of Gentle Dental Service Corporation since November 1997, and in similar capacities at a predecessor priveat company, GMS Dental Group, Inc. from April 1997 until October 1997. From 1986 to March 1997, Mr. Fiore served in various management positions at Salick Health Care, Inc., a provider of diagnostic and therapeutic services to patients with catastrophic illness, principally in the areas of cancer and kidney failure, including serving as a director, Executive Vice President and Chief Operating Officer, and as President of its principal subsidiary, Comprehensive Cancer Centers, Inc. Mr Fiore also serves on the board of directors of two privately held companies.

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

    Grant M. Sadler.  Mr. Sadler has served as InterDent's Senior Vice President/Development and Co-Founder since InterDent's inception. Prior to joining Gentle Dental Service Corporation in November 1997, Mr. Sadler founded and served as the Chief Executive Officer, President and Secretary of GMS Dental Group, Inc. from its inception in October 1996 to April 1997. In April 1997 he vacated those positions and assumed the position of Chairman of the Board and served in that capacity until November 1997. Prior to GMS Dental Group, Inc. Mr. Sadler served as President of Group Management Services, Inc., a dental group consulting practice formed by Mr. Sadler in 1991. From 1978 to 1991 Mr. Sadler was Vice President of Sales & Marketing at Quality Systems, Inc.

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

	High	Low
1999
First Quarter (commencing March 12, 1999)	$5.8250	$4.0000
Second Quarter	9.3125	4.5000
Third Quarter	9.1250	6.0750
Fourth Quarter	8.9375	7.1250
2000
First Quarter	$8.5625	$4.9375
Second Quarter	6.9375	2.8750
Third Quarter	5.0625	2.9375
Fourth Quarter	4.6250	0.6250

    As of March 15, 2001 there were approximately 181 holders of record of InterDent, Inc. common stock.

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

    On March 23, 2001 we received notification from Nasdaq that we have failed to maintain a minimum bid price of $1.00 over the last thirty consecutive days as required under Maketplace Rule 4450(a)(5) (the "Rule"). Accordingly, we will be provided until, June 21, 2001 to regain compliance with the Rule. If at anytime before June 21, 2001 the bid price of our stock is at least $1.00 for a minimum of 10 trading days, the NASDAQ staff will determine if we are in compliance with the Rule. However, if we are unable to demonstrate compliance with the Rule on or before June 21, 2001, the staff will provide us with written notification that our securities will be delisted. At that time we may appeal the staff's decision to a Nasdaq Listing Qualification Panel.

    If the Company's Common Stock is delisted from the NASDAQ National Market, and if trading of the Company's Common Stock is to continue, such trading could be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so called "pink sheets" or, if available, on the NASD's Electronic Bulletin Board. In such event, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock. The trading price per share of the Company's Common Stock could be reduced as a result.

    On April 2, 2001, First Union National Bank has been appointed as Transfer Agent and Registrar for the stock of InterDent, Inc. Shareholder matters, such as a transfer of shares, stock transfer requirements, missing stock certificates and changes of address, should be directed to First Union at the following address and telephone number:

      First Union National Bank
      Shareholder Services Group
      1525 W. WT Harris Blvd., 3C3
      Charlotte, North Carolina 28288-1153
      Telephone Numbers: 704/590-0394, or toll-free 800/829-8432

Item 6. Selected Financial Data.

    The following tables set forth selected historical financial data and other operating information for each of the fiscal years in the five-year period ended December 31, 2000. The selected financial information for each of the years in the five-year period ended December 31, 2000 has been derived from the audited Consolidated Financial Statements of InterDent. The Company's historical results are not necessarily indicative of future results. This selected financial information should be read in conjunction with the Consolidated Financial Statements of InterDent and the related noted thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share amounts)
OPERATING RESULTS:
Total Revenues	$293,166	$231,610	$134,658	$51,282	$16,051
Operating income (loss)	(37,101)	13,973	5,993	(2,110)	(1,321)
Net income (loss) attributable to common stock	(48,712)	5,222	1,248	(3,827)	(2,013)
Net income (loss) per share attributable to common stock — Basic	(2.20)	0.26	0.06	(0.31)	(0.25)
Net income (loss) per share attributable to common stock — Diluted	$(2.20)	$0.23	$0.06	$(0.31)	$(0.25)

BALANCE SHEET DATA:
Total assets	$244,229	$241,213	$165,134	$72,972	$26,396
Long-term debt and capital lease obligations	160,211	120,763	67,097	15,240	2,394
Total redeemable common and preferred stock	1,484	1,796	2,102	2,130	13,254
Total shareholders' equity	$30,452	$75,895	$68,990	$43,949	$3,086

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the

Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; changes in business strategy; general economic conditions; changes in health care laws, regulations or taxes; risks related to development and upgrading systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Overview

    As of December 31, 2000, we provided comprehensive management services to a dental practice network that employed 813 dentists, including 197 specialists, practicing out of 244 dental offices and 2,197 operatories. Our dental practice network is located in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington.

    Our practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The dentists affiliated through our network of affiliated dental practices provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics. Our strategic objective is to maintain and expand our leadership position in the dental practice management industry. To achieve this objective, we seek to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks. The key elements of our strategy are as follows:

  •
  provide convenient, comprehensive dental care;

  •
  focus on quality of patient care;

  •
  establish a comprehensive dental care network;

  •
  achieve operational efficiencies and enhance revenue;

  •
  integrate and leverage management information systems;

  •
  expand patient volume through proactive marketing; and

  •
  capitalize on managed care expertise.

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

    The management service agreements have initial terms ranging from 25 to 40 years with automatic extensions, unless either party gives notice before the end of the term. The management service agreements are not subject to early termination by the affiliated dental practices unless we are subject to bankruptcy proceedings or we materially breach the management service agreements and do not cure the breach following notice. Certain management service agreements have additional termination events, including the refusal to comply with the decisions of the joint operating committee, failure to pay the management fee, and a material change in applicable federal or state law.

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

Quarterly Results of Operations (unaudited)

    The following table presents unaudited quarterly condensed consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period.

	2000(1)				1999
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in thousands, except per share amounts)
Total revenues	$79,114	$71,445	$71,407	$71,200	$64,573	$60,596	$55,063	$51,378
Operating income (loss)	(52,318)	3,246	6,301	3,881	3,865	5,164	4,123	821
Income (loss) before income taxes	(56,980)	(512)	3,397	1,389	1,759	3,314	2,684	(508)
Net income (loss) attributed to common stock	(51,460)	(117)	2,034	831	1,608	2,185	2,132	(703)
Income (loss) attributed to common stock — Basic	(2.19)	(0.01)	0.10	0.04	0.08	0.11	0.10	(0.03)
Income (loss) attributed to common stock — Diluted	$(2.19)	$(0.01)	$0.09	$0.04	$0.07	$0.10	$0.09	$(0.03)

(1)
As restated for periods ended September 30 and June 30, 2000. Shareholder notes receivable issued to provide incentives to management are treated as deferred compensation. The deficit of the underlying collateral on the individual notes of approximately $6 million is being amortized to stock compensation expense over the life of the notes. See table below for summary of restated quarters and note 9 in the accompanying consolidated financial statements.

	Three Months Ended September 30, 2000		Three Months Ended June 30, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Total revenues	$71,445	$71,445	$71,407	$71,407
Operating income (loss)	3,595	3,246	6,399	6,301
Income (loss) before income taxes	99	(512)	3,521	3,397
Net income (loss) attributed to common stock	259	(117)	2,110	2,034
Income (loss) attributed to common stock — Basic	0.01	(0.01)	0.10	0.10
Income (loss) attributed to common stock — Diluted	$0.01	$(0.01)	$0.09	$0.09

Results of Operations

    The following discussion highlights changes in historical revenues and expense levels for the three-year period ended December 31, 2000, as reported in our consolidated financial statements and the related notes thereto appearing elsewhere herein.

Year Ended December 31, 2000 Statement of Operations Compared to Year Ended December 31, 1999

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue represents the clinical patient revenues at 166 current clinical locations through December 31, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $249.3 million for 2000 compared to $188.1 million for 1999, representing a 32.5% increase.

    The majority of this revenue growth is due to the addition of 4 affiliated dental practices in 2000, representing 21 locations and 16 affiliated dental practices during 1999, representing 51 current clinical locations. These affiliated dental practices have management service agreements that meet consolidation requirements outlined in EITF 97-2. In addition, during 2000, we entered into a new management service agreement with an existing single location affiliation. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

    We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 1999, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2000 increased by approximately 5.6% when compared to revenue for 1999.

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 current unconsolidated affiliated dental practice clinical locations through December 31, 2000. At January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $43.0 million for 2000 and $42.6 million for 1999. Although total dental practice net patient revenue increased at these locations, management fee revenues remained relatively flat as we have reduced management fees with certain affiliations as specialty provider revenues were added. These measures are expected to increase our future operating margins and long-term growth rates at these locations. Substantially all of our management fee revenues are earned by our DCA subsidiary, which we plan to sell, as described in Note 16 to the consolidated financial statements.

    Licensing and Other Fees.  We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were $0.9 million for 2000 and $1.0 million for 1999.

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

    Practice operating expenses were $249.3 million for 2000 compared to $186.9 million for 1999, representing a 33.4% increase. The majority of this increase in practice operating expenses is due to the addition of 20 affiliated dental practices (representing 72 current clinical locations) during 2000 and 1999. Practice operating expenses for 2000 were 85.0% of total revenue compared to 80.7% for 1999. The practice operating margin for 2000 was 15.0% compared to 19.3% for 1999.

    The overall decrease in operating margin is primarily related to a higher cost structure at certain dental practices affiliated during 1999 and 2000. In particular, salary costs are approximately 2.9% higher for 2000 as compared to 1999. To reduce salary costs at these affiliations we are in the process or have completed negotiation of new provider contracts, changed dental providers and/or altered provider mix, established mentoring programs, and introduced our proprietary software to enhance revenue management. In addition, to reduce dental supplies and lab expense, we have changed the existing vendor for dental supplies to our preferred vendor. Such payroll and other operating costs are expected to decline and reflect costs in line with our established practices once the company's operating model is fully operational at these locations.

    Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $14.3 million for 2000 compared to $11.9 million for 1999, representing a 20.2% increase. The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources have been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As such, these corporate costs as a percentage of revenues have decreased to 4.9% for 2000 compared to 5.1% for 1999.

    Management Merger and Retention Bonus.  On October 22, 1999, we announced the signing of a definitive merger agreement between us and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of our management. The board of directors approved a bonus plan in the first quarter 2000 to help motivate and retain management to implement our plan for a changed strategic direction. We recorded a charge for 2000 of $1.2 million relating to our management merger and retention bonus plan. In May 2000, we mutually agreed with Leonard Green & Partners, L.P. to terminate the merger agreement and the related recapitalization transaction.

    Stock Compensation Expense.  We have advanced $11.5 million to certain officers as note receivables in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral. The entire balance of the notes is recorded as deferred compensation in the Consolidated Statements of Shareholders' Equity. Approximately $6 million of the notes are being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. The amortization reflects the deficit of the underlying pledged collateral on the individual note dates. During 2000, we recorded an expense of $.8 million. We also adjust the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair market value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. We recorded an additional expense of $0.5 million during 2000 and as of December 31, 2000, a decline in the value of stock of $3.0 million remains to be amortized over the note lives if the stock price remains at current levels.

    Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million will be forgiven, subject to provisions of the agreement. The note and accrued interest are being expensed over the twenty-four month service period ended May 2002. We recorded an expense of $.05 million in 2000. In addition, we waived our right to repurchase 33,382 common shares held by the officer at $.45 per share and recorded a charge of $0.03 million in 2000.

    Corporate Merger and Restructure Costs.  We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as a pooling-of-interests. As a result of the business combination we recorded a restructuring charge of $1.2 million for 2000 relating to our restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs. In 1999 we recorded direct merger expenses of $3.3 million, consisting of investment banker fees, advisors fees, investor relations expense, legal fees, accounting fees, printing expense, and other costs. We also recorded a restructure charge for 1999 of $3.9 million relating to our restructuring plan. As of December 31, 2000, our restructuring plan is substantially complete and we do not anticipate additional restructuring charges as a result of the business combination.

    We also recorded direct merger expenses of $.5 million for 2000 as compared to $1.6 million for 1999 associated with the proposed merger with Leonard Green & Partners, L.P. that was terminated in the second quarter of 2000. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees.

    Impairment of Long-Lived Assets and Advances.  In April 2001, we entered into a definitive agreement to sell the stock of DCA, a wholly owned subsidiary and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction is expected to be completed in the second quarter of 2001. Accordingly, pursuant to FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", we evaluated the recoverability of the long-lived assets associated with the proposed sale of DCA stock, including notes and advances to PAs and intangibles. In the fourth quarter of 2000, we determined that the estimated future undiscounted cashflow from these assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, we adjusted the carrying value of these assets to their estimated fair value, resulting in a non-cash impairment charge of $49.8 million for a write-down of notes and advances to PAs of $18.1 million and intangibles of $31.7 million. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1.8 million was written off to net interest expense. The total charge of $51.6 million will be available as future loss carryforwards for income tax purposes.

    Depreciation and Amortization.  Depreciation and amortization were $12.6 million for 2000 compared to $10.0 million for 1999. This increase of 26% is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed in 2000 and 1999. It is anticipated that future acquisitions and earn-out payments on completed acquisitions will result in additional depreciation and amortization throughout future periods.

    Interest Expense.  Interest expense, net of interest income, was $15.3 million for 2000 compared to $6.9 million for 1999. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility) to complete additional dental practice affiliations and earnout payments associated with past affiliations throughout 2000 and 1999. In 2000 and 1999, we paid total cash consideration for practice affiliations of $26.1 million and $40.3 million, respectively. In addition, we experienced an overall increase in market rates of interest during 2000. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1.8 million was written off to net interest expense in the fourth quarter, as discussed above.

    In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, which is approximately 2-3 percentage points higher than the interest rate on the Credit Facility, depending upon the market rate of interest. This resulted in an incremental interest charge of approximately of $.4 million for 2000.

    Provision for Income Taxes.  Our statutory tax rate for federal and state purposes is approximately 39%. We recorded a net tax benefit of $4.0 million for 2000 on a loss before income taxes of $52.7 million. Our effective tax rate benefit was substantially lower primarily due to the valuation allowance on certain deferred tax assets of $17.0 million, offset by the reversal of $0.7 million for certain nondeductible merger costs expensed in the prior year for the proposed merger transaction with Leonard Green & Partners, L.P. Upon termination of the transaction during 2000, such expenses are considered deductible for income tax purposes. This benefit was reduced by $.2 million in state alternative minimum tax.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue was $188.1 million for 1999 compared to $103.1 million for 1998, representing an 82.4% increase of $84.9 million. During this period we were pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this revenue growth is due to the addition of 30 affiliated dental practices during 1998 and 1999, representing 104 clinical locations. These affiliated dental practices have management service agreements that meet the EITF's consolidation requirements.

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

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 80 current unconsolidated affiliated dental practice clinical locations through December 31,1999. Net management fees were $42.5 million for 1999 compared to $30.8 million for 1998, representing a 38.0% increase of $11.7 million. We were pursuing an aggressive expansion strategy through the addition of affiliated dental practices. As a result, the majority of this growth is related to the addition of 51 affiliated dental practice clinical locations during 1998 and 1999.

    Licensing and Other Fees.  Licensing and other fees were $1.0 million for 1999 compared to $0.7 million for 1998, representing a 41.2% increase of $0.3 million. This increase is entirely attributed to the addition of 48 unconsolidated affiliated dental practice clinical locations during 1998 and 1999.

    Practice Operating Expenses.  Practice operating expenses have increased significantly during 1999 compared to 1998. Practice operating expenses were $186.9 million for 1999 compared to $110.7 million for 1998, representing a 68.9% increase of $76.2 million. The majority of this increase in practice operating expenses is due to the addition of 53 affiliated dental practices (representing 155 current clinical locations) during 1998 and 1999. Of the 53 affiliated dental practice clinical locations added in

1998 and 1999, 30 have management services agreements that meet the EITF's consolidation requirements.

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

    We also recorded direct merger expenses for 1999 of $1.6 million associated with the proposed merger with Leonard Green & Partners, L.P. that was terminated in the second quarter of 2000. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees.

    Depreciation and Amortization.  Depreciation and amortization were $10.0 million for 1999 compared to $5.4 million for 1998. This increase of 85.7% is primarily due to additional property and equipment, intangible costs assigned to management services agreements and goodwill associated with dental practice affiliations completed in 1998 and 1999.

    Interest Expense.  Interest expense was $6.9 million for 1999 compared to $2.4 million for 1998, representing a 187.5% increase of $4.5 million. This increase in interest expense was due to additional debt incurred under our credit facility and private placement to complete the rapid expansion of additional affiliated dental practices throughout 1998 and 1999.

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

Liquidity and Capital Resources

    At December 31, 2000, cash and cash equivalents were $5.3 million, representing a $4.8 million increase in cash and cash equivalents of $.5 million available at December 31, 1999. The increase in cash at year-end and was due to timing in expenditures for payroll and certain earnout payments due. Our negative working capital at December 31, 2000 of $4.1 million increased from a negative working capital at December 31, 1999 of $0.5 million. The primary factors for the decrease in working capital is the $2.1 million increase in accrued earnout obligation liability, in addition to payments made of $11.6 million during 2000. Also, we are required to make credit facility principal payments commencing in 2001 totaling $7.2 million, as reflected in the current portion of long-term debt.

    Net cash provided by operations amounted to $9.5 million for 2000 compared to net cash provided by operations of $8.3 million for 1999. The increase in net cash provided by operations is primarily attributed to a decrease in corporate restructure and merger payments. Such payments were $2.6 million for 2000 compared to $8.3 million for 1999. These costs were partially offset by Management Merger and Retention Bonuses paid of $1.2 million.

    Net cash used in investing activities was $53.6 million for 2000 and $58.7 for 1999. Included in the investing activities is cash paid for affiliated dental practices of $26.1 million for 2000 and $40.3 million for 1999. We also paid $7.9 million in cash for property and equipment for 2000 and 1999, which includes hardware conversion costs to our revenue and receivable software system. Advances to unconsolidated affiliated practices of $8.4 million for 2000 and $9.7 million for 1999 were also made. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve. During 2000, we also funded $11.5 million in note receivables from certain officers in order to retain and incentivize management. These uses of cash in investing activities were primarily funded through borrowing under our existing credit facility of $21.2 million for 2000 and $49.3 million for 1999. We also issued subordinated debt and common stock of $36.5 million for 2000.

    During 1999, we acquired substantially all of the assets of 61 affiliated dental practice clinical locations, including cash, accounts receivable, supplies and fixed assets. The addition of these affiliated dental practices has been accounted for using the purchase method of accounting. The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 1999, representing the fair value of the assets acquired, including intangible assets, was $66.2 million. Approximately $53.3 million of the purchase price has been allocated to intangible assets. The total purchase price included $41.0 million in cash (including $0.7 million on deposit at December 31, 1998), $1.4 million in common stock and warrants issued or to be issued under earn-out agreements, and $23.8 million in liabilities incurred and assumed.

    We entered into a new management service agreement ("MSA") with an existing affiliated PA effective January 1, 2000. Whereas the former MSA did not meet the criteria for consolidation as outlined in EITF 97-2, the new MSA meets the criteria for consolidation of the PA accounts for financial reporting purposes. As consideration for entering into the new MSA, we paid $0.3 million in cash of which $0.27 million was offset by amounts due from the PA, and assumed net liabilities of $0.1 million.

    During the year ended December 31, 2000, we acquired substantially all of the assets of 21 dental facilities, including, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 2000, representing the fair value of the assets acquired in the above transactions and earn-out consideration paid for transactions completed in current and prior periods included $26.1 million in cash and assumed liabilities of $4.8 million. We also incurred an additional earn-out obligation of $18.9 million, of which $11.6 million was paid in cash and $5.0 million was converted to a note payable. Approximately $36.3 million of the total consideration has been allocated to intangible assets.

    In connection with certain completed affiliation transactions, we have agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. As of December 31, 2000, future anticipated earn-out payments of $9.9 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $18.0 and $23.0 million from January 2001 to December 2004. In future years, such additional earn-out consideration could result in additional amortization of approximately $.72 to $.92 million annually.

    We have made loans to various unconsolidated affiliated dental practices in connection with their acquisition of assets of dental practices and have made working capital advances to certain unconsolidated affiliated dental practices for their operations. Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at a rate of 10.0%. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are personally guaranteed by the PA owners.

    In April 2001, we entered into an amendment to our existing senior revolving credit facility (the "Credit Facility") to provide a maximum available funding of $101 million and amend certain covenants. In connection with the execution of the amendment, the banks waived the defaults under the credit facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, we agreed to an amendment fee of $1.0 million payable on or before September 30, 2001 and an additional fee of $1.0 million payable at maturity. We also issued a warrant to purchase 1,000,000 shares of the Company's common stock at a strike price equal to the common stock fair market value one day prior to the close of the transaction.

    The revolving feature of the Credit Facility expires on October 1, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments of $7.2 million, and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions, including the sale of DCA, and excess cash flows, as defined in the Credit Facility. These prepayment provisions are applied to future required quarterly installments.

    The Credit Facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding. Principal amounts owed under the Credit Facility bear interest at LIBOR plus 5.50% or the prime rate plus 3.75%, at our option. If we raise qualified additional capital, by April 1, 2002 ("Equity Conversion Date"), the interest rate under the Credit Facility reduces to LIBOR plus 3.50% or the prime rate plus 1.75%, at our option. If the additional capital is not raised, the interest rates shall increase by 1% on each anniversary of the Equity Conversion Date.

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends, prohibition on acquisitions, or, requirement to defer a minimum of $4.5 million of payments due under earnout arrangements to 2002. requirements relating to maintenance of a specified levels of cash flows, and compliance with specified financial ratios. Based upon management's projections, we believe that we will be able to meet the covenants on all debt in 2001. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    Upon execution of the amended agreement, we expensed a non-cash charge of approximately $0.85 million in 2001 for the write-off of certain prepaid debt costs related to previously entered Credit Facility agreements.

    In June 2000 we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The net proceeds from the transaction were partially utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

    The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11.0 million. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25.5 million (the "Levine Note"). As part of the transaction we also issued a warrant to purchase 2,125,000 shares of the Company's common stock at an initial price of $6.84 per share. The initial exercise price per share may be adjusted, ranging from $4.45 to $6.19, subject to certain conditions as outlined in the warrant.

    The entire principal of the Levine Note is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a payment-in-kind ("PIK") note. PIK notes bear interest at 15%. The Securities Purchase Agreement contains covenants, including but not limited to, restricting our ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

    In April 2001 we entered into an amendment to the Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Notes that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2.25 million, payable in additional notes, increased the PIK interest rate to 16.5%, and reduced the price of the warrants from an initial strike price of $6.84 per share to $4.13 per share.

    In 1998 we issued $30.0 million of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note. The PIK notes also bear interest at 7%. During the year ended December 31, 2000, we issued a total of $2.7 million in PIK notes. The Convertible Notes are convertible into shares of the common stock at $9.21 for each share of Common Stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Convertible Notes. If certain events of default occur, the Convertible Notes then outstanding will automatically convert into shares of our Series B Preferred Stock at a rate of one share of Series B Preferred Stock for each $1,000 in outstanding principal and accrued but unpaid interest on the Convertible Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Convertible Notes and all outstanding shares of our Preferred Stock shall be automatically converted into our Common Stock (or, in the case of Series A Preferred Stock and Series C Preferred Stock, redeemed at nominal cost) if the rolling 21-day average closing market price of our Common Stock on 20 out of any 30 consecutive trading days is more than $17.98.

    We are authorized to issue 30,000,000 shares of Preferred Stock. Presently authorized series of our Preferred Stock include the following series:

  •
  Series A—100 shares authorized, issued and outstanding;

  •
  Series B—70,000 shares authorized, zero issued or outstanding;

  •
  Series C—100 shares authorized, zero shares issued or outstanding; and

  •
  Series D—2,000,000 shares authorized, 1,628,663 shares are issued and outstanding.

    The shares of Series B Preferred Stock are convertible into shares of our Common Stock at the rate of 108.58 shares of Common Stock for each share of Series B Preferred Stock (assuming there are no declared but unpaid dividends on the Series B Preferred Stock), and the shares of Series D Preferred Stock are convertible into shares of our Common Stock on a share for share basis (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series A Preferred Stock and Series C Preferred Stock are not convertible.

    In April 2001, we entered into an amendment to the Convertible Notes. In connection with the amendment, the lender waived the cross-default provision under the Convertible Notes that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes from an initial price of $9.21 per share to $6.50 per share.

    A total of 221,522 and 339,246 outstanding shares of InterDent Common Stock issued at a price of $0.45 and $0.225 per share, respectively, are subject to repurchase as a result of the Company's failure to achieve certain specified performance targets. These shares are expected to be repurchased in the future.

    In April 2001, we entered into a definitive agreement to sell the stock of DCA, a wholly owned subsidiary and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes assets associated with the notes receivable made to certain officers of DCA and the related security agreements. The total consideration is $36 million, including cash of $23,000 and the assumption of certain debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement for $2,000 in cash, payable in installments, for our proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

    The transaction is expected to be completed in the second quarter of 2001. In the fourth quarter of 2000, we determined that the estimated future undiscounted cashflow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, we adjusted the carrying value of these long-lived assets as a result of the proposed transaction to their estimated fair value, resulting in a non-cash impairment charge of $49.8 million for a write-down of notes and advances to PAs of $18.1 million and intangibles of $31.7 million. The total charge of $51.6 will be available as future loss carryforwards for income tax purposes. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1.8 million was written off to net interest expense.

    The Company believes that cash flow from operations and payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations during 2001. However, at December 31, 2000, current liabilities exceeded current assets by $4.0 million. The Company is required to begin quarterly payments of $7.2 million to its senior lenders beginning October 1, 2001, and has obligations to fund payments of $4.9 million in 2001 to sellers of dental practices under notes payable and an additional amount for earn-out agreements, depending on practice performance, estimated to be approximately $10 million at December 31, 2000.

    Furthermore, the Company advances funds to the PAs to finance their repayment of debt to the sellers of dental practices purchased by the PA owners. These advances are expected to equal approximately $6 million in 2001, net of repayments. The Company expects to significantly improve cash flow from operations in 2001compared to 2000 as a result of growth and operational improvements, before considering the impact of the sale of DCA. The Company also expects to pay certain earn-out obligations with notes payable issued by the Company. Additional funds are required to meet its obligation of $7.2 million due to senior lenders January 1, 2002.

    The Company expects to receive net proceeds of $25 million cash from the sale of DCA, including license fees. Furthermore, the sale of DCA would eliminate the ongoing requirement to fund advances to PAs, as described above, which is expected to result in a net improvement in cash flow. The Company believes that cash flow from operations, payment of certain obligations under earn-out arrangements with notes payable, the sale of DCA and sale of other non-core dental practices will be sufficient to fund its obligations through the next fiscal year, including the obligation of $7.2 million due to the senior lenders January 1, 2002. If the sale of DCA is not completed, the Company will require at least $7.2 million additional funding through sale of assets, payment of additional obligations to sellers using notes payable, additional borrowing arrangements or issuance of equity securities, in addition to the achievement of improved operating cash flows described above, to meet its obligations through January 1, 2002. There can be no assurance that any such asset sales or financing will be available or will be available on terms acceptable to InterDent or that operational improvements will be achieved.

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

    At December 31, 2000, we had $100.4 million in floating rate debt under the credit facility. The detrimental effect on our annual pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would be approximately $1.0 million. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining long-term debt and lease obligations of $74.5 million are at fixed rates of interest.

Item 8. Financial Statements and Supplementary Data

PAGE
(I) INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Reports	36-37
Consolidated Balance Sheets at December 31, 2000 and 1999	38-39
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998	40
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998	41
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	42
Notes to Consolidated Financial Statements	43-68
(II) FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998	69

    (all other schedules are omitted because they are not applicable of the required information is included on the financial statements or notes thereto).

Independent Auditors' Report

The Board of Directors
Interdent, Inc.:

    We have audited the accompanying consolidated balance sheets of Interdent, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as indicated in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Dental Care Alliance, Inc., and subsidiaries, which financial statements reflect total revenues constituting 15% for the year ended December 31, 1998, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dental Care Alliance, Inc., and subsidiaries, is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interdent, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, California
April 6, 2001, except as to
Notes 15 and 16, which are
as of April 17, 2001

Report of Independent Accountants

To the Board of Directors and Stockholders
of Dental Care Alliance, Inc:

    In our opinion, the consolidated statements of operations, stockholders' equity and of cash flows of Dental Care Alliance, Inc., successor to Golden Care Holdings, Inc., and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Dental Care Allince, Inc., for any period subsequent to December 31, 1998.

                      /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 24, 1999

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands, except share amounts)

	2000	1999
Assets (note 8)
Current assets:
Cash and cash equivalents	$5,293	$539
Accounts receivable, net of allowances of $9,755 in 2000 and $8,548 in 1999, respectively	24,403	20,935
Management fee receivables	4,998	6,691
Current portion of notes and advances receivable from professional associations, net (note 16)	923	915
Supplies inventory	5,016	4,610
Prepaid expenses and other current assets	7,253	4,742

Total current assets	47,886	38,432
Property and equipment, net (note 5)	33,859	30,273
Intangible assets, net (note 6)	150,621	153,032
Notes and advances receivable from professional associations, net of current portion (note 16)	4,551	14,787
Other assets	7,312	4,689

Total assets	$244,229	$241,213

Liabilities, Redeemable Common Stock and Shareholders' Equity
Current liabilities:
Accounts payable	$7,597	$7,541
Accrued payroll and payroll related costs	10,007	7,516
Other current liabilities (note 7)	19,688	18,573
Current portion of long-term debt and capital lease obligations (notes 8 and 14)	14,673	5,335

Total current liabilities	51,965	38,965
Long-term liabilities:
Capital lease obligations, net of current portion (note 14)	2,846	3,494
Long-term debt, net of current portion (note 8)	124,634	87,269
Convertible senior subordinated debt (note 9)	32,731	30,000
Deferred income taxes (note 13)	—	3,700
Other long-term liabilities	117	94

Total long-term liabilities	160,328	124,557

Total liabilities	$212,293	$163,522

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
December 31, 2000 and 1999
(in thousands, except share amounts)

	2000	1999
Redeemable common stock, $0.001 par value, 137,109 and 157,958 shares issued and outstanding in 2000 and 1999, respectively (note 10)	$1,484	$1,796

Shareholders' equity (notes 9 and 11):
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock—Series A, 100 shares authorized; 100 shares issued and outstanding in 2000 and 1999, respectively	1	1
Convertible preferred stock—Series B, 70,000 shares authorized, zero shares issued and outstanding in 2000 and 1999, respectively	—	—
Preferred stock—Series C, 100 shares authorized; zero shares issued and outstanding in 2000 and 1999, respectively	—	—
Convertible preferred stock—Series D, 2,000,000 shares authorized; 1,628,663 shares issued and outstanding in 2000 and 1999, respectively	12,089	12,089
Common stock, $0.001 par value, 50,000,000 shares authorized; 23,860,136 and 20,958,274 shares issued and outstanding in 2000 and 1999, respectively	24	21
Additional paid-in capital	76,276	62,831
Notes receivable:
Shareholder	(576)	(615)
Deferred compensation (deficit)	(10,218)	—
Retained earnings (accumulated deficit)	(47,144)	1,568

Total shareholders' equity	30,452	75,895
Commitments and contingencies (notes 4 and 14)

Total liabilities, redeemable common stock and shareholders' equity	$244,229	$241,213

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2000	1999	1998
Revenues:
Dental practice net patient service revenue	$249,281	$188,078	$103,136
Net management fees	42,998	42,551	30,827
Licensing and other fees	887	981	695

Total revenues (note 3)	293,166	231,610	134,658

Operating expenses:
Clinical salaries, benefits and provider costs	119,952	89,925	50,894
Practice non-clinical salaries and benefits	42,539	31,729	19,418
Dental supplies and lab expenses	37,201	27,822	17,267
Practice occupancy expenses	17,921	14,078	8,884
Practice selling, general and administrative expenses	31,692	23,390	14,234
Corporate selling, general and administrative expenses	14,335	11,921	8,613
Management merger and retention bonus	1,159	—	—
Stock compensation expense (note 9)	1,362	—	—
Corporate restructure and merger costs (note 4)	1,730	8,816	3,994
Impairment of long-lived assets and advances (note 16)	49,802	—	—
Depreciation and amortization	12,574	9,956	5,361

Total operating expenses	330,267	217,637	128,665

Operating income (loss)	(37,101)	13,973	5,993

Nonoperating income (expense):
Interest expense, net	(15,329)	(6,874)	(2,407)
Other expense, net	(276)	150	(14)

Nonoperating expense, net	(15,605)	(6,724)	(2,421)

Income (loss) before income taxes	(52,706)	7,249	3,572
Provision (benefit) for income taxes (note 13)	(4,002)	2,015	2,302

Net income (loss)	(48,704)	5,234	1,270
Accretion of redeemable common stock	(8)	(12)	(22)

Net income (loss) attributable to common stock	$(48,712)	$5,222	$1,248

Net income (loss) per share attributable to common stock:
Basic	$(2.20)	$0.26	$0.06
Diluted	(2.20)	0.23	0.06

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2000, 1999 and 1998
(in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Notes receivable	Retained Earnings (Accumulated Deficit)	Total
Balance, January 1, 1998	$—	$19	$49,399	$(577)	$(4,902)	$43,939
Preferred stock—Series A issued for private placement	1	—	—	—	—	1
Convertible preferred stock—Series D issued for private placement, net of issuance costs	12,089	—	—	—	—	12,089
Common stock issued in connection with:
Purchase of dental assets from new PA affiliations	—	2	9,447	—	—	9,449
Employee purchase plan	—	—	172	—	—	172
Exercise of stock options	—	—	126	—	—	126
Stock options granted to non-employees	—	—	196	—	—	196
Accretion of redeemable common stock	—	—	—	—	(22)	(22)
Interest accrued on shareholder notes receivable	—	—	—	(19)	—	(19)
Issuance of common stock warrants for financing	—	—	92	—	—	92
Common stock issued and shares to be issued under earn-out agreements, net	—	—	1,697	—	—	1,697
Net income	—	—	—	—	1,270	1,270

Balance, December 31, 1998	12,090	21	61,129	(596)	(3,654)	68,990

Common stock issued in connection with:
Employee purchase plan	—	—	266	—	—	266
Exercise of stock options	—	—	64	—	—	64
Repurchase of warrants	—	—	(55)	—	—	(55)
Stock options granted to non-employees	—	—	55	—	—	55
Accretion of redeemable common stock	—	—	—	—	(12)	(12)
Interest accrued on shareholder notes receivable	—	—	—	(19)	—	(19)
Warrants issued under earn-out agreements	—	—	58	—	—	58
Common stock issued and shares to be issued under earn-out agreements, net	—	—	1,314	—	—	1,314
Net income	—	—	—	—	5,234	5,234

Balance, December 31, 1999	12,090	21	62,831	(615)	1,568	75,895

Common stock issued in connection with:
Financing	—	3	10,291	—	—	10,294
Purchase of dental assets from new PA affiliations	—	—	85	—	—	85
Employee purchase plan	—	—	69	—	—	69
Exercise of options and warrants	—	—	96	—	—	96
Stock options granted to non-employees	—	—	25	—	—	25
Non-redemption and accretion of redeemable common stock	—	—	199	—	(8)	191
Notes receivable, net	—	—	—	(10,179)	—	(10,179)
Waiver of common stock repurchase rights	—	—	27	—	—	27
Issuance of common stock warrants for financing, net of issuance costs	—	—	2,603	—	—	2,603
Common stock issued and shares to be issued under earn-out agreements, net	—	—	50	—	—	50
Net loss	—	—	—	—	(48,704)	(48,704)

Balance, December 31, 2000	$12,090	$24	$76,276	$(10,794)	$(47,144)	$30,452

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(48,704)	$5,234	$1,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,574	9,956	5,361
Loss on disposal of assets	108	—	4
Impairment of long-lived assets and advances (note 16)	49,802	—	—
Loss on investment in joint venture	—	—	4
Non-employee stock options granted and stock issued for fees and compensation	25	55	59
Amortization of stock compensation expense	1,362	—	—
Interest income on shareholder notes	(15)	(19)	(19)
Notes issued or accrued as interest payment-in-kind	2,228	—	—
Interest amortization on deferred financing costs and discounted debt	960	304	204
Deferred income taxes	(3,361)	(504)	169
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,797)	(5,846)	(614)
Management fee receivables	1,422	(1,641)	(3,610)
Supplies inventory	(73)	(610)	(335)
Prepaid expenses and other current assets	(2,644)	(506)	(661)
Other assets	(856)	(492)	(922)
Accounts payable	(157)	757	(800)
Accrued payroll and payroll related costs	1,244	1,198	539
Accrued merger and restructure	(873)	288	1,534
Other liabilities	(700)	155	152

Net cash provided by operating activities	9,545	8,329	2,335

Cash flows from investing activities:
Purchase of property and equipment	(7,851)	(7,936)	(8,348)
Net payments received (advances) on notes receivable from professional associations	246	260	(336)
Cash paid for investment in joint venture	—	(1,020)	—
Net advances to professional associations	(8,403)	(9,685)	(3,860)
Shareholder notes receivable	(11,500)	—	—
Cash paid for acquisitions and earnouts, including direct costs, net of cash acquired	(26,087)	(40,285)	(62,959)

Net cash used in investing activities	$(53,595)	$(58,666)	$(75,503)

Cash flows from financing activities:
Net borrowings from credit facilities	21,165	49,348	13,518
Proceeds from issuance of long-term debt, net	22,761	—	37,901
Payments of long-term debt and obligations under capital leases	(5,313)	(6,084)	(1,319)
Payments of deferred financing costs	(2,751)	(589)	(1,784)
Proceeds from issuance of common and preferred stock	11,145	266	15,265
Common and preferred stock issuance costs	(842)	—	(2,818)
Proceeds from issuance of common stock warrants	2,739	—	—
Net payments related to warrants, options, and put rights	(100)	(309)	(21)

Net cash provided by financing activities	48,804	42,632	60,742

Increase (decrease) in cash and cash equivalents	4,754	(7,705)	(12,426)
Cash and cash equivalents, beginning of year	539	8,244	20,670

Cash and cash equivalents, end of year	$5,293	$539	$8,244

Supplemental disclosures of cash flow information:
Cash paid (received) during period, net:
Interest paid	$9,591	$6,996	$2,567
Income taxes	3,418	(5)	1,899
Non-cash investing activities:
Accretion of redeemable common stock	8	12	22
Non-redemption of redeemable common stock	199	—	—
Warrants issued in connection with public and private offerings	—	—	92
Notes issued or accrued as interest payment-in-kind	2,731	—	—
Effect of acquisitions:
Liabilities assumed or issued	23,729	23,830	16,353
Common, convertible preferred stock and warrants issued in connection with purchase of dental assets from new PA affiliations	—	—	9,447
Issuance of long-term debt in connection with earnout obligations	4,970	—	—
Common stock and warrants issued and shares to be issued under earn-out agreements, net	$135	$1,372	$1,697

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2000, 1999 and 1998
(in thousands, except share and per share amounts)

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

Net revenues

    Revenues consist primarily of PA net patient service revenue ("net patient revenue") and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged to the unconsolidated PAs in accordance with the MSA as a percentage of the PAs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts. Such revenues are recognized as services are performed based upon usual and customary rates or contractual rates agreed to with managed care payors. Revenues for orthodontic services are recognized based upon the percentage of costs incurred in the initial month of service compared to estimated total costs, with the remaining revenue realized over the contractual service period.

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

Management fee receivable and notes and advances receivable from professional associations

    Management fee receivables represent amounts owed to the Company from unconsolidated PAs related to revenue recorded in accordance with their MSAs and is recorded based upon the net realizable value of patient accounts receivables of the PAs. The Company reviews the collectibility of the patient accounts receivables of the PAs and adjusts its management fee receivable accordingly.

    Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays existing debt, and the operations improve. The Company has an established reserve policy for advances to PAs. Based upon such factors as operational performance history and initial acquisition funding, the Company reserves against management fees and advances made to individual PAs for those practices which do not meet expectations after a certain period of time. Such reserves are increased or decreased as appropriate according to performance trends of the individual practices. The Company has established a reserve of $20,282 and $152 as of December 31, 2000 and 1999, respectively.

    Notes receivable from PAs relates to financing of certain medical and non-medical capital additions made by certain unconsolidated PAs.

    Advance and note amounts to be collected within the next year are classified as current in the accompanying consolidated balance sheets. Advances to PAs bear interest at the Company's borrowing rate. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 10.0% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are generally personally guaranteed by the PA owners and cross-collateralized by the PAs under common ownership.

    During the year ended December 31, 2000, the Company recorded an impairment of receivables from PAs as a result of the value indicated by the agreement to sell DCA stock that is anticipated to close in the second quarter of 2001, as discussed in Note 16.

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

Range of lives (in years)
Dental equipment	3-15
Computer equipment	3
Furniture, fixtures, & equipment	3-15
Leasehold improvements	3-20
Vehicles	5
Buildings	25

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

    Intangible assets included in the consolidated balance sheets primarily represents the value assigned to MSAs and goodwill in connection with certain completed dental practice affiliations. Periodically, the Company reviews the recoverability of these intangible assets for possible impairment on an individual practice level basis, which is the lowest level of identifiable cash flows. This measurement evaluated the ability to recover the balance of the intangible asset from expected future operating cash flows on an undiscounted basis through the remaining amortization period. In determining expected future cash flows, the Company considers current operating results in connection with anticipated future cash flows, which includes assumptions relating to revenue growth, capital improvements, debt service, operational initiatives, and other circumstances to make such estimates and evaluations. If impairment exists, the amount of such impairment is calculated based upon the estimated fair value of the asset. During the year ended December 31, 2000, the Company recorded an impairment of certain intangibles as a result of the value indicated by the agreement to sell DCA stock that is anticipated to close in the second quarter of 2001, as discussed in Note 16. No impairment was recognized during the years ended December 31, 1999 and 1998.

Investment

    On September 3, 1999, the Company entered into a seven year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock, and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. The investment is carried at cost in the absence of an other than temporary decline in value as the Company is not able to exercise significant influence over DXC, and the Company's ownership is less than 20%. The investment is included within other assets in the accompanying consolidated balance sheets.

Long-lived assets

    The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the assets to its fair value as determined from expected future discounted cash flows. During the year ended December 31, 2000, the Company recorded an impairment for certain receivables from PAs and intangibles as a result of the value indicated by the agreement to sell DCA stock that is anticipated to close in the second quarter of 2001, as discussed in Note 16. No impairment of assets was recorded during the years ended the ended December 31, 1999 and 1998.

Deferred compensation

    The company made advances to certain officers of the Company in order to retain and provide incentives to such officers. In connection with these advances, such officers issued interest-bearing note receivables to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes receivable are included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officer until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The difference in the amount of the notes and the value of the collateral at the date of the loans are being amortized over the life of the notes, representing stock compensation expense. The amortization reflects the deficit of the underlying pledged collateral on the individual note dates. The Company also adjusts the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes.

Fair value of financial assets, liabilities, and redeemable common stock

    The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of December 31, 2000 and 1999.

Use of estimates

    In preparing the financial statements, we have made estimates and assumptions that affect the following:

  •
  Reported amounts of assets and liabilities at the date of the financial statements;

  •
  Disclosure of contingent assets and liabilities at the date of the financial statements; and

  •
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

    For each of the three years ended December 31, 2000, certain dilutive potential common shares have been excluded from the computation of diluted income (loss) per share, as their effect is anti-dilutive. For the three years ended December 31, 2000 such anti-dilutive potential common shares consisting of convertible subordinated debt, convertible preferred stock, convertible subordinated debt, contingent shares, and the exercise of certain options, warrants, and put rights were 10,367,850 for 2000, 4,520,970 for 1999, and 3,940,644 for 1998.

    The following table summarizes the computation of net income (loss) per share:

	2000	1999	1998
Net income (loss) attributable to common stock — basic and diluted	$(48,712)	$5,222	$1,248

Basic shares reconciliation:
Weighted average common shares outstanding	22,711,899	21,005,702	20,087,462
Contingently repurchaseable common shares	(551,336)	(568,279)	(570,890)

Basic shares	22,160,563	20,437,423	19,516,572

Convertible preferred stock	—	1,628,665	1,023,159
Warrants	—	100,731	108,888
Put rights	—	68,665	64,862
Contingent shares	—	6,595	68,329
Assumed conversion of options	—	306,305	440,425

Diluted shares	22,160,563	22,548,384	21,222,235

Net income (loss) attributable to common stock:
Basic	$(2.20)	$0.26	$0.06
Diluted	(2.20)	0.23	0.06

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

New accounting pronouncements

    In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

    FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, must be adopted effective January 1, 2001. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The implementation of SAB No. 133 in 2001 will not have a material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement replaces Statement of Financial Accounting Standards No. 125, and is effective in the second quarter of 2001. SFAS 140 revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial position or results of operations.

(3) REVENUES

    The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

	2000	1999	1998
Dental practice net patient service revenues—all PAs	$315,603	$251,310	$147,948
Less: Dental practice net patient service revenues—unconsolidated PAs	(66,322)	(63,232)	(44,812)

Reported practice net patient service revenue	$249,281	$188,078	$103,136

Dental practice net patient service revenues—unconsolidated PAs	$66,322	$63,232	$44,812
Less: Amounts retained by dentists	(23,324)	(20,681)	(13,985)

Reported management fees	$42,998	$42,551	$30,827

(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

Business Combinations

    On March 12, 1999 GDSC and DCA completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc. In the mergers, each share of GDSC's 9,178,602 total shares of outstanding common stock, including earn-out shares that were earned but not yet issued, automatically converted into one share of common stock of InterDent. Each 10 shares of GDSC's 100 outstanding shares of Preferred Stock—Series C automatically converted into one share of common stock of InterDent. Also, each share of GDSC's 100 outstanding shares of Preferred Stock—Series A and 1,628,663 outstanding shares of Convertible Preferred Stock—Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of preferred stock had with respect to GDSC. Each share of DCA's 7,031,187 total shares of outstanding common stock was exchanged for 1.67 shares of InterDent stock. Upon consummation of the mergers, GDSC and DCA stockholders represented a 43.5% and 56.5%, respective ownership of InterDent, excluding common share equivalents. Including the impact of potential dilutive common shares outstanding, upon consummation of the mergers, GDSC and DCA stockholder ownership was approximately 53.5% and 46.5%, respectively.

    The mergers have been accounted for using the pooling-of-interests method of accounting. Accordingly, the historical financial statements for the periods prior to the completion of the combination have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform the lives used in computing depreciation of equipment.

    The results of operations of GDSC and DCA for the years ended December 31, 1998 and through the date of the merger in 1999 are as follows:

	1999	1998
Dental practice net patient revenue:
GDSC	$26,048	$103,136
DCA	—	—

Total	$26,048	$103,136

Net management fees:
GDSC	$532	$2,186
DCA	6,441	28,641

Total	$6,973	$30,827

Net income (loss):
GDSC	$1,129	$(1,800)
DCA	595	3,098
Adjustment to conform accounting methods	—	(28)

Total	$1,724	$1,270

    In connection with the GDSC and DCA mergers, the Company recorded direct merger expenses of $2,241 in the fourth quarter of 1998. These expenses consisted primarily of investment banking, accounting, legal and other advisory fees. Also, the Company recorded a restructuring charge in 1998 of $1,590. During 1999 the Company recorded additional direct merger expenses and restructuring charges of $3,260 and $3,932, respectively, and an additional restructuring charge of $1,183 was recorded during 2000.

Terminated merger

    On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company has recorded direct merger expenses of $547 associated with this agreement during the year ended December 31, 2000, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. All costs incurred as a result of the terminated merger have been paid as of December 31, 2000.

    The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and terminated Leonard Green merger through December 31, 2000:

      Corporate restructure and merger costs:

	Expense during year ended December 31,
	2000	1999	1998
GMS Dental Group and GDSC Combination:
Facility consolidation	$—	$—	$163

Total	—	—	163

GDSC and DCA Combination:
Direct investment banking, accounting, legal and other advisory fees	47	3,260	2,241
Employee retention, severance and training costs	39	1,019	1,535
Systems integration and conversion	1,097	2,069	—
Costs to acquire InterDent name	—	264	—
Redirection of duplicative operations, programs and other costs	—	580	55

Total	1,183	7,192	3,831
InterDent and Leonard Green Terminated Merger:
Direct investment banking, accounting, legal and other advisory fees	547	1,624	—

Total corporate restructure and merger costs	$1,730	$8,816	$3,994

      Accrued restructure and merger liability:

	Beginning Balance	Expense	Payments	Ending Balance
Restructure and merger activity for the year ended December 31, 1998	$853	$3,994	$(2,460)	$2,387

Restructure and merger activity for the year ended December 31, 1999	$2,387	$8,816	$(8,278)	$2,925

Restructure and merger activity for the year ended December 31, 2000	$2,925	$1,730	$(2,603)	$2,052

    The merger and restructure liability is included in other current liabilities in the accompanying financial statements.

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

    During the year ended December 31, 2000, the Company acquired substantially all of the assets of 21 dental facilities, including, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 2000, representing the fair value of the assets acquired in the above transactions and for transactions completed in prior periods included $14,504 in cash and assumed liabilities of $4,833. The Company also incurred an additional earn-out obligation of $18,896, of which $11,583 was paid in cash and $4,970 was converted to a note payable. Approximately $36,333 of the total consideration has been allocated to intangible assets.

    In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. As of December 31, 2000, future anticipated earn-out payments of $9,897 are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $18,000 and $23,000 from January 2001 to December 2004, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of approximately $720 to $920 annually.

    The above transactions have been accounted for using the purchase method of accounting and their results of operations have been included in the consolidated financial statements of the Company since the dates of affiliation. The following unaudited pro forma information presents the condensed consolidated results of operations as if the acquisitions and related financing activities for the three- years ended December 31, 2000 had occurred as of January 1, 1998. The pro forma information has been prepared for comparative purposes only, and includes only those MSAs that meet the criteria for consolidation in the Company's consolidated statements of operations. The pro forma information is not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

	2000	1999	1998
As Reported:
DP net patient service revenue	$249,281	$188,078	$103,136
Net management and licensing fees	43,885	43,532	31,522
Net income (loss) attributable to common stock	(48,712)	5,222	1,248
Net income (loss) per share attributed to common stock—Diluted	$(2.20)	$0.23	$0.06

Pro forma:
DP net patient service revenue	$269,339	$254,912	$189,826
Net management and licensing fees	43,885	43,854	32,515
Net income attributable to common stock	(48,413)	6,897	4,108
Net income per share attributed to common stock—Diluted	$(2.18)	$0.31	$0.19

(5) PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

	2000	1999
Dental equipment	$22,660	$18,775
Computer equipment	8,585	6,366
Furniture, fixtures and equipment	4,135	3,399
Leasehold improvements	12,134	10,172
Vehicles	70	81
Land and buildings	1,200	1,187

Total property and equipment	48,784	39,980
Less accumulated depreciation and amortization	(14,925)	(9,707)

	$33,859	$30,273

(6) INTANGIBLE ASSETS

    Intangible assets consists of the following:

	2000	1999
Management Services Agreements	$121,088	$122,699
Goodwill	45,749	39,483
Other	55	55

Total intangible assets	166,892	162,237
Less accumulated amortization	(16,271)	(9,205)

	$150,621	$153,032

(7) OTHER CURRENT LIABILITIES

    Other current liabilities consists of the following:

	2000	1999
Accrued earn-outs	$9,897	$7,782
Merger and restructure costs	2,052	2,925
Accrued federal and state income taxes	—	1,816
Other operating liabilities	7,739	6,050

	$19,688	$18,573

(8) DEBT

    In 1998 the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a payment-in-kind ("PIK") note. The PIK notes also bear interest at 7%. During the year ended December 31, 2000, the Company issued/accrued a total of $2,731 in PIK notes. The Convertible Notes are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

    In March 2000 the Company entered into an agreement to increase its existing senior revolving credit facility (the "Credit Facility") from $90,000 to $120,000, with immediate funding available of $101,000. The revolving feature of the Credit Facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments maturing on March 31, 2005. Principal amounts owed under the Credit Facility bear interest at varying amounts over LIBOR (3.00% - 3.50%) or the prime rate (1.25% - 1.75%), at the Company's option, based on the level of its leverage ratio. The Credit Facility requires the Company to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding.

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

    In June 2000 the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11,000. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25,500 (the "Levine Note"). The net proceeds from the transaction were partially utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

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

    The Company was not in compliance with certain covenant provisions under the Credit Facility and Levine Note and cross-covenent privisions of the Convertible Notes at December 31, 2000 and has received a waiver of such non-compliance. Additionally, each of the agreements has been amended subsequent to year-end, see note 16.

    Long term debt is summarized as follows:

	2000	1999
Credit Facility, interest at 10.5% at December 31, 2000, converting to term loan October 1, 2001, quarterly payments of $7.214 due through September 30, 2003, at which time all amounts are due	$100,420	$79,255
Levine Note, due September 2005, interest at 12.5%, payable monthly	23,058	—
Senior subordinated note payable, face value of $2,083 discounted interest at 8%; due July 2002	1,839	1,698
Subordinated note payable, interest at 8%, interest payable annually through January 2002; due January 2002	696	696
Senior subordinated note payable, interest at 8%; due in monthly installments of principal and interest of $14; due July 2002	238	382
Note payable to seller, interest at 8.5%, principal and interest payable quarterly, maturing in March 2003, secured by stock in subsidiary	581	729
Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from 8.0% to 12.0%; due through May 2005	10,777	8,438

	137,609	91,198
Less current portion	(12,975)	(3,929)

	$124,634	$87,269

    At December 31, 2000, the aggregate maturities of long-term debt for each of the next five years are as follows:

2001	$12,975
2002	35,794
2003	64,786
2004	370
2005	23,238
Thereafter	446

$137,609

(9) SHAREHOLDERS' EQUITY

    A reconciliation of the total shares of preferred and common stock outstanding during the three-year period ended December 31, 2000 is as follows:

	Preferred Stock— Series A	Convertible Preferred Stock— Series D	Common Stock
Balance, January 1, 1998	—	—	19,183,540
Preferred stock—Series A issued for private placement	100	—	—
Convertible preferred stock—Series C issued for private placement	—	—	10
Convertible preferred stock—Series D for private placement	—	1,628,663	—
Common stock issued in connection with:
Acquisitions	—	—	1,264,361
Employee purchase plan	—	—	23,497
Other	—	—	811
Exercise of warrants	—	—	1,961
Exercise of options	—	—	110,246

Balance, December 31, 1998	100	1,628,663	20,584,426
Common stock issued in connection with:
Acquisitions	—	—	268,620
Employee purchase plan	—	—	40,088
Exercise of warrants	—	—	37,523
Exercise of options	—	—	60,617
Common shares cancelled			(33,000)

Balance, December 31, 1999	100	1,628,663	20,958,274
Common stock issued in connection with:
Financing	—	—	2,750,000
Acquisitions	—	—	38,565
Employee purchase plan	—	—	9,533
Exercise of warrants	—	—	82,792
Exercise of options	—	—	6,215
Non-redemption and accretion of redeemable common stock	—	—	14,757

Balance, December 31, 2000	100	1,628,663	23,860,136

Common Stock

    At December 31, 2000, a total of 221,522 and 339,247 outstanding shares of the Company common stock, issued at a price of $.45 and $.225 per share, respectively are subject to repurchase at cost as a result of the Company's failure to achieve certain specified performance targets. These shares are expected to be repurchased in the future.

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

    The presently authorized Series of preferred stock include the following series: 100 shares of Series A preferred stock, all of which is issued and outstanding; 70,000 shares of Series B preferred stock, none of which is presently outstanding but which will be issued automatically upon conversion of the then outstanding subordinated notes; 100 shares of Series C preferred stock, none of which is issued and outstanding; and 2,000,000 shares of Series D preferred stock of which 1,628,663 shares are issued and outstanding. The shares of convertible Series B preferred stock are convertible into shares of common stock at the rate of 108.58 shares of common stock for each share of Series B preferred stock, and the shares of Series D preferred stock are convertible into shares of common stock on a share for share basis, in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Series A and Series C preferred stock are not convertible.

Stock Warrants

    In connection with certain financing and acquisition activities, the Company has granted warrants to purchase shares of the Company's common stock. At December 31, 2000 there are a total of 2,769,409 outstanding warrants at an exercise price ranging from $6.00 to $9.44 per share, with a 2,125,000 warrant subject a price adjustment to $4.45 upon the occurrence of certain conditions outlined in the warrant. All warrants have been recorded at their estimated fair value at the date of grant and expire at various dates through June 2010. Subsequent to December 31, 2000, a warrant to purchase 1,000,000 shares of the Company's common stock was granted in connection with the execution of the amended Credit Facility. In addition, the outstanding 2,125,000 warrant strike price was reduced to $4.13, see note 16.

Deferred Compensation

    During 2000, the Company advanced $11,500 to certain officers of the Company in order to retain and provide incentives to such officers. In connection with these advances, such officers issued interest-bearing note receivables to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market interest rate. The notes and accrued interest have various maturity dates through June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officer until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. Approximately $5,970 of the notes is being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. During 2000, the Company recorded an expense of $807. The Company also adjusts the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair value of the collateral. Increases in the Stock Price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. An additional expense of $475 was recorded during 2000 and as of December 31, 2000, a decline in the value of stock of $2,988 remains to be amortized over the note lives if the stock price remains at current levels.

Shareholder Notes Receivable

    In 1997 the Company was issued a shareholder note receivable by an officer with a face amount of $150. In connection with the execution of the officer's amended employment agreement in May 2000, the note and related accrued interest of $182, subject to provisions of the agreement, will be forgiven in May 2002. The note and accrued interest is being expensed over the twenty-four month period. The Company recorded a stock compensation expense of $53 in 2000. In addition, the Company forgave its rights to repurchase 33,382 common shares held by the officer at $0.45 and recorded a charge to stock compensation of $27 in 2000.

(10) REDEEMABLE COMMON STOCK

    The shares of common stock subject to the put rights are reported on the balance sheet as redeemable common stock. Such shares have been recorded at their fair value as of date of acquisition, inclusive of accretion during each of the three years in the period ended December 31, 2000. The Company records accretion on a ratable basis over the redemption period of the respective stock. The following summary presents the changes in the redeemable common stock:

	Shares of Redeemable Common Stock	Redeemable Common Stock
Balance, January 1, 1998	183,686	$2,130
Accretion of redeemable common stock	—	22
Exercise of redeemable common stock	(2,974)	(50)

Balance, December 31, 1998	180,712	2,102
Accretion of redeemable common stock	—	12
Exercise of redeemable common stock	(22,754)	(318)

Balance, December 31, 1999	157,958	$1,796
Accretion of redeemable common stock	—	8
Exercise of redeemable common stock	(6,092)	(121)
Non-redemption redeemable common stock	(14,757)	(199)

Balance, December 31, 2000	137,109	$1,484

    Common stock of 37,109 shares is subject to put right redemption over the next three-year period as follows:

	Shares	Amount	Price range
2001	29,681	438	13.60 - 18.80
2002	3,714	51	13.60
2003	3,714	51	13.60

	37,109	$540

    In addition, the Company completed a private placement offering (the "Placement Offering") of 100,000 shares of the Company's redeemable common stock in June 1996, which include warrants to purchase 100,000 additional shares of the Company's common stock at an exercise price of $7.50 per share. The stock warrants expire in June 2001; no stock warrants have been exercised to date. In connection with the Placement Offering, the shareholder received certain put rights which are exercisable after June 21, 2001 but not later than June 21, 2003 if the Company has not completed a public offering of its common stock by June 21, 2001 at a price of at least $22.00 per share and with net proceeds to the Company of at least $10,000. The per share price applicable to the put rights is 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding the exercise of the rights. As of December 31, 2000, the Company has not recorded any accretion related to the above put rights.

(11) STOCK OPTIONS

    The Company adopted the InterDent, Inc. 1999 Stock Incentive Plan (the "Incentive Plan"). Benefits under the Incentive Plan include the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards to employees and non-employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee") and has the authority to determine the persons or entities to whom awards will be made, the amounts, and other terms and conditions of the awards. Shares grants issued under the Incentive Plan generally expire ten to fifteen years from the original grant date, depending upon that nature of the share grant. The Incentive Plan provides for the issuance of up to 2,500,000 shares of Company common stock. As of December 31, 2000, a total of 2,431,794 shares were outstanding, of which 843,992 shares were exercisable.

    The Company adopted the InterDent, Inc. 2000 Key Executive Stock Incentive Plan (the "Executive Plan"). Benefits under the Executive Plan include, without limitation, the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, and restricted and non-restricted stock awards to employees and non-employees of the Company. The Committee administers the Executive Plan and has the authority to determine the persons or entities to whom awards will be made, the amounts, and other terms and conditions of the awards. Shares grants issued under the Executive Plan generally expire ten years from the original grant date, depending upon that nature of the share grant. The Executive Plan provides for the issuance of up to 3,000,000 shares of Company common stock. As of December 31, 2000, a total of 2,785,000 shares were outstanding, of which none were exercisable.

    Prior to the merger of GDSC and DCA, each of the entities had active incentive and non-qualified stock option plans (collectively the "Former Plans"). Benefits under the Former Plans included incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights, award of stock bonuses, and/or sale of restricted stock that were granted to employees and non-employees. The

Former Plans provided for the issuance of up to 4,127,250 shares of Company common stock and were frozen during 1999. As of December 31, 2000, a total of 1,679,656 shares were outstanding, of which 1,209,943 shares exercisable. Shares outstanding under the Former Plans are generally subject to a three to five-year vesting schedule from the date of grant and expire ten years from the original grant date.

    Stock options issued to non-employees have been recorded at their estimated fair market value and are being expensed over their respective vesting lives of up to five years. Total compensation expense recorded for the years ended December 31, 2000, 1999, and 1998 was $25, $56 and $59, respectively.

Statement of Financial Accounting Standards No. 123

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the fair value of all options granted during the three-year period ended December 31, 2000. The options have been valued using the Black-Scholes pricing model as prescribed by SFAS 123. The following weighted average assumptions have been used for grants of stock options:

	2000	1999	1998
Risk free interest rate	6.3%	5.8%	4.6%-5.7%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	3-6 years
Expected volatility	119%	74%	6%-74%

    Options were assumed to be exercised over their expected lives for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total estimated value of options granted which would be amortized over the vesting period of the options is $14,220, $2,167, and $4,047 for the years ended December 31, 2000, 1999 and 1998, respectively. The options granted during three-year year period ended December 31, 2000 were valued at a per share amount of $3.00 in 2000, $3.88 in 1999, and $2.96 in 1998, respectively. If the Company had accounted for stock options issued to employees in accordance with SFAS 123, the Company's net income (loss) attributable to common stock and pro forma net income (loss) per share would have been reported as follows:

    Net income (loss) attributable to common stock:

	2000	1999	1998
As reported	$(48,712)	$5,222	$1,248
Pro forma	(56,539)	2,932	(1,035)

    Pro forma net income (loss) per share attributable to common stock:

	2000	1999	1998
As reported—basic	$(2.20)	$0.26	$0.06
Pro forma—basic	(2.55)	0.14	(0.05)
As reported—diluted	(2.20)	0.23	0.06
Pro forma—diluted	(2.55)	0.13	(0.05)

    The effects of applying SFAS 123 for providing pro forma disclosures for 2000, 1999 and 1998 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per common equivalent share for future years. This is not likely to be representative because options vest over several years and additional awards generally are made each year.

    The following summary presents the options granted and outstanding under the various plans as of December 31, 2000, 1999 and 1998:

	Employee	Number of shares Non-employee	Total	Weighted Ave. Exercise Price
Outstanding, January 1, 1998	661,556	396,214	1,057,770	5.22
Granted	757,015	611,433	1,368,448	7.41
Exercised	(6,484)	(103,762)	(110,246)	1.10
Canceled	(112,238)	(69,955)	(182,193)	6.60

Outstanding, December 31, 1998	1,299,849	833,930	2,133,779	6.81
Granted	440,318	117,558	557,876	6.28
Exercised	(47,557)	(13,060)	(60,617)	4.05
Canceled	(162,911)	(87,425)	(250,336)	6.64

Outstanding, December 31, 1999	1,529,699	851,003	2,380,702	$6.68
Granted	4,651,000	95,953	4,746,953	3.92
Exercised	(3,710)	(2,505)	(6,215)	3.17
Canceled	(85,570)	(139,420)	(224,990)	7.12

Outstanding, December 31, 2000	6,091,419	805,031	6,896,450	$5.72

    The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the various plans at December 31, 2000:

	Weighted average number of options
			Contractual life remaining
Exercise price	Outstanding	Exercisable
$0.45 - 3.93	2,135,101	473,734	9.3
3.94 - 6.07	3,575,269	716,754	8.9
6.08 - 8.75	1,163,580	840,947	7.4
8.76 - 10.00	22,500	22,500	4.2

$5.72	6,896,450	2,053,935	8.8

(12) EMPLOYEE BENEFITS

    GDSC and DCA participated in various defined contribution plans in accordance with Section 401(k) of the Internal Revenue Code ("IRC") which were terminated subsequent to the GDSC and DCA merger. In 1999 the Company adopted the InterDent, Inc. 401(k) Plan (the "InterDent Plan") in accordance with Section 401(k) of the IRC and the assets of the terminated plans were transferred into the InterDent Plan during 1999 and 2000. The InterDent Plan covers substantially all employees of the Company and its affiliates. Contributions to the InterDent Plan are discretionary. There was no Company contributions to the plans during the three-year period ended December 31, 2000.

(13) INCOME TAXES

    Income tax provision (benefit) consists of the following:

	2000
	Current	Deferred	Total
U.S. Federal income taxes	$(732)	(2,959)	(3,691)
State and local income taxes	91	(402)	(311)

	$(641)	(3,361)	(4,002)

	1999
	Current	Deferred	Total
U.S. Federal income taxes	$1,137	$220	$1,357
State and local income taxes	374	284	658

	$1,511	$504	$2,015

	1998
	Current	Deferred	Total
U.S. Federal income taxes	$1,836	$62	$1,898
State and local income taxes	398	6	404

	$2,234	$68	$2,302

    The effective tax rate differed from the U.S. statutory Federal rate of 34% due to the following:

	2000	1999	1998
U.S. Federal taxes at statutory rate	$(17,920)	$2,465	$1,215
Increase (decrease):
State income taxes, net of federal tax benefit	(2,235)	434	178
Valuation allowance for deferred tax assets	16,975	(778)	776
Purchase accounting adjustments	—	(1,138)	—
Transaction costs originally non-deductible	(732)	909	200
Amortization of nondeductible goodwill and other nondeductible items	318	290	19
Other	(408)	(167)	(86)

Income tax provision	$(4,002)	$2,015	$2,302

    Deferred income tax assets (liabilities) are comprised of the following components:

	2000	1999
Deferred income tax assets:
Net operating loss carryforward	$2,519	$1,263
Allowance for doubtful accounts	1,404	655
Impairment of long-lived assets and advances	19,924	—
Accrued payroll and related costs	473	175
Cash versus accrual reporting for tax purposes	89	201
Restructure and severance accrual	307	628
Other accruals	516	487
Tax credits	238	—
Other	90	244

Total gross deferred income tax assets	25,560	3,653
Less valuation allowance	(17,739)	(764)

Deferred income tax assets, net of valuation allowance	7,821	2,889

Deferred income tax liabilities:
Property and equipment, principally due to differences in depreciation and capitalized costs	(4,695)	(4,520)
Intangible assets, principally due to accrual for financial reporting purposes	(2,483)	(1,087)
Other	(643)	(643)

Deferred income tax liabilities	(7,821)	(6,250)

Net deferred income tax liability	$—	$(3,361)

Reconciliation of net deferred income tax liability:
Current deferred income tax assets	$2,572	$339
Long-term deferred income tax liabilities	(2,572)	(3,700)

	$—	$(3,361)

    During the year ended December 31, 2000, the Company increased the valuation allowance for deferred tax assets as the realization of these assets is not assured. At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,500 which are available to offset future taxable income, if any, through 2020. The Company also has certain state net operating loss carryforwards, which are available to offset future taxable income. In accordance with the Internal Revenue Code, the annual utilization of net operating loss carryforwards and credits that existed in certain corporations prior to affiliation with InterDent may be limited.

(14) COMMITMENTS AND CONTINGENCIES

Commitments

    The Company has entered into various operating leases, primarily for commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month rentals, for the three-year period ended December 31, 2000 are $15,056 during 2000, $11,711 during 1999, and $7,317 during 1998.

    The future minimum lease payments under capital and noncancelable operating leases with remaining terms of one or more years consist of the following at December 31, 2000:

	Capital	Operating
2001	$2,122	$14,139
2002	1,534	13,387
2003	856	12,178
2004	440	10,774
2005	234	9,972
Thereafter	405	42,864

Total minimum lease obligations	5,591	$103,314

Less portion attributable to interest	1,047

Obligations under capital lease	4,544
Less current portion	1,698

	$2,846

Contingencies

    The Company was named as a defendant in a malpractice case filed in superior court in Clark County, Washington against one of the PAs and an orthodontist employed thereby. Following an orthodontic examination, the plaintiff was referred by the orthodontist to an ear, nose and throat specialist who then removed plaintiff's tonsils. Several days after the operation, plaintiff suffered complications resulting in permanent physical damage. The plaintiff alleged damages in excess of $10 million due to the alleged negligence on the part of the orthodontist and alleged that the orthodontist acted as an employee of the Company. The case went to a jury trial in February 2001 and returned a verdict in favor of the orthodontist, and consequently the PA and the Company.

    On October 22, 1999, the Company signed a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of Company management. Subsequent to the signing of the agreement, certain Company officers and directors, and Leonard Green & Partners, L.P., were named as defendants in civil suits filed in the States of Delaware and California on behalf of certain owners of the Company's common stock. The lawsuits claim breach of fiduciary duty and aiding and abetting such breach in connection with the merger. The lawsuits have been dismissed during 2000.

    On November 12, 1999, Robert D. Rutner filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Services Inc. and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. No trial date has been set. Interdent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On October 18, 2000 Amerident Dental Corporation filed a lawsuit against InterDent and Gentle Dental Management seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On November 28, 2000, the Court entered its Order of related Cases with regard to an action previously filed by InterDent on September 28, 2000; Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. Discovery is ongoing and no trial date has been set. Interdent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    The Company has been named as a defendant in various other lawsuits in the normal course of business, primarily for malpractice claims. The Company and affiliated dental practices, and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against the Company are without merit or will not have a material adverse effect on the Company's consolidated operating results, liquidity or financial position.

    The Company has guaranteed a portion of the PAs debt. The guarantees relate primarily to debt incurred related to the acquisition of dental practices and is in addition to collateral already provided by the PA. As of December 31, 2000, the amount of PA debt guaranteed by the Company is approximately $4,368.

(15) LIQUIDITY

    The Company believes that cash flow from operations and payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations during 2001. However, at December 31, 2000, current liabilities exceeded current assets by $4,038. The Company is required to begin quarterly payments of $7,214 to its senior lenders beginning October 1, 2001, and has obligations to fund payments of $4,947 in 2001 to sellers of dental practices under notes payable and an additional amount for earn-out agreements, depending on practice performance, estimated to be approximately $10,000 at December 31, 2000. Furthermore, the Company advances funds to the PAs to finance their repayment of debt to the sellers of dental practices purchased by the PA owners. These advances are expected to equal approximately $6,000 in 2001, net of repayments. The Company expects to significantly improve cash flow from operations in 2001compared to 2000 as a result of growth and operational improvements, before considering the impact of the sale of DCA. The Company also expects to pay certain earn-out obligations with notes payable issued by the Company. Additional funds are required to meet its obligation of $7,214 due to senior lenders January 1, 2002.

    The Company expects to receive net proceeds of $25,000 cash from the sale of DCA, including license fees. Furthermore, the sale of DCA would eliminate the ongoing requirement to fund advances to PAs, as described above, which is expected to result in a net improvement in cash flow. The Company believes that cash flow from operations, payment of certain obligations under earn-out arrangements with notes payable, the sale of DCA and sale of other non-core dental practices will be sufficient to fund its obligations through the next fiscal year, including the obligation of $7,214 due to the senior lenders January 1, 2002. If the sale of DCA is not completed, the Company will require at least $7,214 additional funding through sale of assets, payment of additional obligations to sellers using notes payable, additional borrowing arrangements or issuance of equity securities, in addition to the achievement of improved operating cash flows described above, to meet its obligations through January 1, 2002. There can be no assurance that any such asset sales or financing will be available or will be available on terms acceptable to InterDent or that operational improvements will be achieved.

    The Company evaluated its liquidity needs and determined in the first quarter of 2001 to pursue the sale of DCA. The Company determined that the market value of DCA is significantly less than the carrying amount of the related assets, see note 16.

(16) SUBSEQUENT EVENTS

    In April 2001, we entered into amendment to our existing senior revolving credit facility (the "Credit Facility") to provide a maximum available funding of $101,000 and amend certain covenants. In connection with the execution of the amendment, the banks waived the defaults under the credit facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales, including the sale of DCA, and new financing. As consideration for these modifications, the Company agreed to an amendment fee of $1,000 payable on or before September 30, 2001 and an additional fee of $1,000 payable at maturity. The Company also issued a warrant to purchase 1,000,000 shares of the Company's common stock at a strike price equal to the common stock fair market value one day prior to the close of the transaction.

    The revolving feature of the Credit Facility expires on October 1, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments of $7,214 and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions, including the sale of DCA, and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments

    The Credit Facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding. Principal amounts owed under the Credit Facility bear interest at LIBOR plus 5.50% or the prime rate plus 3.75%, at our option. If we raise qualified additional capital, by April 1, 2002 ("Equity Conversion Date"), the interest rate under the Credit Facility reduces to LIBOR plus 3.50% or the prime rate plus 1.75%, at our option. If the additional capital is not raised, the interest rates shall increase by 1% on each anniversary of the Conversion Date.

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirement to defer a minimum of $4,560 of payments under earnout arrangements to 2002 requirements relating to maintenance of a specified levels of cash flows, and compliance with specified financial ratios. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    Upon execution of the amended agreement, we expensed a non-cash charge of approximately $850 in 2001 for the write-off of certain prepaid debt costs related to previously entered Credit Facility agreements.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Notes that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2,250, payable in additional notes, increase the PIK interest rate to 16.5%, and reduce the price of the warrants from an initial strike price of $6.84 per share to $4.13 per share.

    In April 2001, we entered into an amendment to the Convertible Notes. In connection with the amendment, the lender waived the cross-default provision under the Convertible Notes that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes from an initial price of $9.21 per share to $6.50 per share.

    In April 2001, the Company entered into a definitive agreement to sell the stock of DCA, a wholly owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes the assets associated with the notes receivable made to officers of DCA. The total consideration is $36,000, including cash of $23,000 and the assumption of certain debt and operating liabilities. Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement for $2,000 in cash, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters. The transaction is expected to be completed in the second quarter of 2001. Accordingly, pursuant to FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company evaluated the recoverability of the long-lived assets as a result of the proposed sale of DCA stock, including notes and advances to PAs and intangibles. In the fourth quarter of 2000, the Company estimated future undiscounted cashflow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, the Company adjusted the carrying value of these assets to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. The total charge of $51,591 will be available as future loss carryforwards for income tax purposes. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

		Additions
	Balance at beginning of year	Charged to costs and expenses (1)	Charged to other accounts (2)(3)	Deductions (4)	Balance at end of year
Accounts Receivable Reserves:
2000	$8,548,000	$10,445,000	$4,258,000	$13,496,000	$9,755,000
1999	6,855,000	6,539,000	3,629,000	8,475,000	8,548,000
1998	$4,159,000	$3,446,000	$4,697,000	$5,447,000	$6,855,000

Advances to PA Reserves:
2000	$152,000	$19,913,000	$256,000	$39,000	$20,282,000
1999	149,000	—	3,000	—	152,000
1998	$86,000	$—	$63,000	$—	$149,000

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

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to executive officers is incorporated by reference to Part I of this report. Information with respect to Directors will be included under "Nominees and Directors" in InterDent's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference

Item 11. Executive Compensation

    Information with respect to executive compensation will be included under "Executive Compensation" in InterDent's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information with respect to security ownership of certain beneficial owners and management will be included "Security Ownership of Certain Beneficial Owners and Management" in InterDent's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    Information with respect to certain relationships and related transactions with management will be included under "Certain Relationships and Related Transactions" in InterDent's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

PART IV

Item 14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Financial Statement Schedules

1 & 2	The financial statements and schedules filed as part of this report as listed in the index to the Consolidated Financial Statements under Item 8.

Exhibits

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999. Incorporated by reference to Exhibit 2.2 of InterDent's Amendment No. 3 to Registration Statement on Form S- 4 Registration No. 333-66475, filed on February 9, 1999.
2.2	Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999. Incorporated by reference to Exhibit 2.3 of InterDent's Amendment No. 4 to Registration Statement on Form S- 4 Registration No. 333-66475, filed on February 9, 1999.
2.3	Agreement and Plan of Merger, by and between ID Recap, Inc. and InterDent, Inc., dated October 22, 1999. Incorporated by reference to Exhibit 2.1 of InterDent's Current Form 8-K, filed on October 25, 1999.
3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of InterDent's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998.
3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.3 of InterDent's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998
4.1	Promissory Note executed by Gentle Dental Service Corporation, a Washington corporation, Gental Dental Management, Inc., a Delaware corporation and Dental Care Alliance, Inc., a Delaware corporation, in favor of Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 4.1 of InterDent's Report on Form 8-K filed on June 27, 2000.
4.2	Warrant to purchase shares of common stock executed by InterDent, Inc, a Delaware corporation, in favor of Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 4.2 of InterDent's Report on Form 8-K filed on June 27, 2000
10.1	Credit Agreement, dated as of March 31, 2000 (the "Credit Agreement"), by and among Gentle Dental Service Corporation, Gentle Dental Management, Inc., and Dental Care Alliance, Inc. as borrowers (the "Borrowers"), certain InterDents's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The Chase Manhattan Bank, as syndication agent (the "Syndication Agent"). Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.
10.2	Amendment Agreement No. 3 to the Amended and Restated Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.
10.3	Amended and Restated Guaranty, dated as of March 31, 2000, by InterDent, Inc. in favor of the Administrative Agent. Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.

10.4	Addendum #1 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on August 14, 2000.
10.5	Addendum #2 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.6	Promissory Note, dated May 16, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.7	Promissory Note, dated June 15, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.8	Promissory Note, dated September 1, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore (filed as exhibit 10.8).
10.9	Pledge and Security Agreement, dated May 16, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.10	Promissory Note, dated June 15, 2000, between Gentle Dental Management, Inc. and Steven R. Matzkin. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.11	Pledge and Security Agreement, dated June 15, 2000, between Gentle Dental Management, Inc. and Steven R. Matzkin. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.12	Promissory Note, Dates June 16, 2000, between Gentle Dental Management, Inc. and Grant Sadler. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.13	Pledge and Security Agreement, dated June 16, 2000, between Gentle Dental Management, Inc. and Grant Sadler. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
11	Statement regarding computation of per share earnings. Incorporated by reference to Note 2 of the financial statements included in Item 8 of this report.
21	Subsidiaries of the registrant.
23.1	Consent of Independent Accountants, KPMG LLP.
23.2	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
99.1	Securities Purchase Agreement dated June 15, 2000, by and among Gentle Dental Service Corporation, a Washington corporation, Gentle Dental Management, Inc., a Delaware corporation, Dental Care Alliance, Inc., a Delaware corporation, InterDent, Inc., a Delaware corporation, the Subsidiaries of InterDent, and Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 99.2 of InterDent's Report on Form 8-K filed on June 27, 2000.
99.2	Investor Rights Agreement dated June 15, 2000, by and among Sprout Capital VII, L.P., Sprout Growth II, L.P., The Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ First ESC L.L.C., SRM '93 Children's Trust, CB Capital Investors, LLC, Michael T. Fiore, Steven R. Matzkin, D.D.S. and Curtis Lee Smith, Jr., InterDent, Inc., a Delaware corporation, and Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 99.3 of InterDent's Report on Form 8-K filed on June 27, 2000.

99.3	First Amendment to Registration Rights Agreement, dated June 15, 2000, by and among InterDent, Inc., the Requisite Holders and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 99.4 of InterDent's Report on Form 8-K filed on June 27, 2000.
99.4	InterDent, Inc. 2000 Key Executive Stock Incentive Plan. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2001.

INTERDENT, INC.
By:	MICHAEL T. FIORE Michael T. Fiore Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2001.

Signature	Title
Principal Executive Officer:
MICHAEL T. FIORE Michael T. Fiore	Co-Chairman of the Board and Chief Executive Officer
Principal Financial and Accounting Officer:
NORMAN R. HUFFAKER Norman R. Huffaker	Chief Financial Officer
Directors:
STEVEN R. MATZKIN, DDS Steven R. Matzkin, DDS	Co-Chairman of the Board, President, and Chief Dental Officer
ROBERT FINZI Robert Finzi	Director
WAYNE POSEY Wayne Posey	Director
ROBERT F. RAUCCI Robert F. Raucci	Director
ERIC GREEN Eric Green	Director
PAUL H. KECKLEY Paul H. Keckley	Director
CURTIS LEE SMITH, JR Curtis Lee Smith, Jr	Director

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
Report of Independent Accountants
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K