Form 10-K405/A
period 2000-12-31
INTERDENT INC
filed 2001-04-30
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

i

Explanatory Note:

    InterDent, Inc. (the "Company") hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 2000 in its entirety.

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

    Dentists are typically compensated based on a percentage of revenues or collections they generate. We believe that due to our services dentists affiliated with us generate average revenue significantly above the national dental industry average.

    InterDent was formed to effect the business combination of Gentle Dental Service Corporation and Dental Care Alliance which was completed on March 12, 1999. Prior to the combination, Gentle Dental Service Corporation and Dental Care Alliance were both publicly traded providers of dental practice management services.

    In April 2001, we entered into a definitive agreement to sell the stock of DCA, a wholly owned subsidiary and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes assets associated with the notes receivable made to certain officers of DCA and the related security agreements. The total consideration is $36 million, including cash of $23 million and the assumption of certain debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA based upon a multiple of EBITDA, subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement for $2 million in cash, payable in installments, for our proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

    The transaction is expected to be completed in the second quarter of 2001. In the fourth quarter of 2000, we determined that the estimated future undiscounted cashflow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. During the fourth quarter of 2000, we recorded an impairment of these long-lived assets and advances to PAs to reduce the assets to estimated fair value as a result of this proposed transaction. See note 16 in the accompanying consolidated financial statements for further discussion. In 2000, the revenues related to these assets amounted to $52.0 million with operating income of $4.1 million.

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

    Provide Convenient, Comprehensive Dental Care.  Our affiliated dental practices provide patients with customer-friendly, comprehensive and cost-effective dental care which is made available at convenient time and locations. Because our affiliated dental practices generally include both general practitioners and on-staff specialists who can provide dental services (such as endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics), patients can rely on our affiliated dental practices to provide comprehensive dental care needs. By offering extended office hours and conveniently located offices, patients are offered a dental care environment that makes it easier to schedule and keep appointments. We also provide flexible payment options in an effort to reduce patient financial burden.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the

Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; changes in business strategy; general economic conditions; changes in health care laws, regulations or taxes; risks related to development and upgrading systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

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

    Stock Compensation Expense.  We have advanced $11.5 million to certain officers as note receivables in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral. The entire balance of the notes is recorded as deferred compensation in the Consolidated Statements of Shareholders' Equity. Approximately $6 million of the notes are being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. The amortization reflects the deficit of the underlying pledged collateral on the individual note dates. During 2000, we recorded an expense of $.8 million. We also adjust the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair market value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. We recorded an additional expense of $0.5 million during 2000 and as of December 31, 2000, a decline in the value of stock of $3.0 million remains to be amortized over the lives of the notes if the stock price remains at current levels.

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

    Interest Expense.  Interest expense, net of interest income, was $15.3 million for 2000 compared to $6.9 million for 1999. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earnout payments associated with past affiliations throughout 2000 and 1999. In 2000 and 1999, we paid total cash consideration for practice affiliations of $26.1 million and $40.3 million, respectively. In addition, we experienced an overall increase in market rates of interest during 2000. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1.8 million was written off to net interest expense in the fourth quarter, as discussed above.

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

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends, prohibition on acquisitions, or, requirement to defer a minimum of $4.5 million of payments due under earnout arrangements to 2002. requirements relating to maintenance of specified levels of cash flows, and compliance with specified financial ratios, Based upon management's projections, we believe that we will be able to meet the covenants on all debt in 2001. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

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

    In April 2001, we entered into a definitive agreement to sell the stock of DCA, a wholly-owned subsidiary and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes assets associated with the notes receivable made to certain officers of DCA and the related security agreements. The total consideration is $36 million, including cash of $23,000 and the assumption of certain debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement for $2,000 in cash, payable in installments, for our proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

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

    The Company believes that cash flow from operations and payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations during 2001. However, at December 31, 2000, current liabilities exceeded current assets by $4.0 million. The Company is required to begin quarterly payments of $7.2 million to its senior lenders beginning October 1, 2001, and has obligations to fund payments of $4.9 million in 2001 to sellers of dental practices under notes payable and an additional amount for earn-out agreements, depending on practice performance, estimated to be approximately $10 million at December 31, 2000. Furthermore, the Company advances funds to the PAs to finance their repayment of debt to the sellers of dental practices purchased by the PA owners. These advances are expected to equal approximately $6 million in 2001, net of repayments. The Company expects to significantly improve cash flow from operations in 2001 compared to 2000 as a result of growth and operational improvements, before considering the impact of the sale of DCA. The Company also expects to pay certain earn-out obligations with notes payable issued by the Company. Additional funds are required to meet its obligation of $7.2 million due to senior lenders January 1, 2002.

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

Item 8. Financial Statements and Supplementary Data

PAGE
(I) INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Reports	35-36
Consolidated Balance Sheets at December 31, 2000 and 1999	37-38
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998	39
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998	40
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	41
Notes to Consolidated Financial Statements	42-67
(II) FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998	68

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

                      /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 24, 1999

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands, except share amounts)

	2000	1999
Assets (note 8)
Current assets:
Cash and cash equivalents	$5,293	$539
Accounts receivable, net of allowances of $9,755 in 2000 and $8,548 in 1999, respectively	24,403	20,935
Management fee receivable	4,998	6,691
Current portion of notes and advances receivable from professional associations, net (note 16)	923	915
Supplies inventory	5,016	4,610
Prepaid expenses and other current assets	7,253	4,742

Total current assets	47,886	38,432
Property and equipment, net (note 5)	33,859	30,273
Intangible assets, net (note 6)	150,621	153,032
Notes and advances receivable from professional associations, net of current portion (note 16)	4,551	14,787
Other assets	7,312	4,689

Total assets	$244,229	$241,213

Liabilities, Redeemable Common Stock and Shareholders' Equity
Current liabilities:
Accounts payable	$7,597	$7,541
Accrued payroll and payroll related costs	10,007	7,516
Other current liabilities (note 7)	19,688	18,573
Current portion of long-term debt and capital lease obligations (notes 8 and 14)	14,673	5,335

Total current liabilities	51,965	38,965
Long-term liabilities:
Capital lease obligations, net of current portion (note 14)	2,846	3,494
Long-term debt, net of current portion (note 8)	124,634	87,269
Convertible senior subordinated debt (note 9)	32,731	30,000
Deferred income taxes (note 13)	—	3,700
Other long-term liabilities	117	94

Total long-term liabilities	160,328	124,557

Total liabilities	$212,293	$163,522

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
December 31, 2000 and 1999
(in thousands, except share amounts)

	2000	1999
Redeemable common stock, $0.001 par value, 137,109 and 157,958 shares issued and outstanding in 2000 and 1999, respectively (note 10)	$1,484	$1,796

Shareholders' equity (notes 9 and 11):
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock—Series A, 100 shares authorized; 100 shares issued and outstanding in 2000 and 1999, respectively	1	1
Convertible preferred stock—Series B, 70,000 shares authorized, zero shares issued and outstanding in 2000 and 1999, respectively	—	—
Preferred stock—Series C, 100 shares authorized; zero shares issued and outstanding in 2000 and 1999, respectively	—	—
Convertible preferred stock—Series D, 2,000,000 shares authorized; 1,628,663 shares issued and outstanding in 2000 and 1999, respectively	12,089	12,089
Common stock, $0.001 par value, 50,000,000 shares authorized; 23,860,136 and 20,958,274 shares issued and outstanding in 2000 and 1999, respectively	24	21
Additional paid-in capital	76,276	62,831
Notes receivable:
Shareholder	(576)	(615)
Deferred compensation	(10,218)	—
Retained earnings (accumulated deficit)	(47,144)	1,568

Total shareholders' equity	30,452	75,895
Commitments and contingencies (notes 4 and 14)

Total liabilities, redeemable common stock and shareholders' equity	$244,229	$241,213

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

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(48,704)	$5,234	$1,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,574	9,956	5,361
Loss on disposal of assets	108	—	4
Impairment of long-lived assets and advances (note 16)	49,802	—	—
Loss on investment in joint venture	—	—	4
Non-employee stock options granted and stock issued for fees and compensation	25	55	59
Amortization of stock compensation expense	1,362	—	—
Interest income on shareholder notes	(15)	(19)	(19)
Notes issued or accrued as interest payment-in-kind	2,228	—	—
Interest amortization on deferred financing costs and discounted debt	960	304	204
Deferred income taxes	(3,361)	(504)	169
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,797)	(5,846)	(614)
Management fee receivable	1,422	(1,641)	(3,610)
Supplies inventory	(73)	(610)	(335)
Prepaid expenses and other current assets	(2,644)	(506)	(661)
Other assets	(856)	(492)	(922)
Accounts payable	(157)	757	(800)
Accrued payroll and payroll related costs	1,244	1,198	539
Accrued merger and restructure	(873)	288	1,534
Other liabilities	(700)	155	152

Net cash provided by operating activities	9,545	8,329	2,335

Cash flows from investing activities:
Purchase of property and equipment	(7,851)	(7,936)	(8,348)
Net payments received (advances) on notes receivable from professional associations	246	260	(336)
Cash paid for investment in joint venture	—	(1,020)	—
Net advances to professional associations	(8,403)	(9,685)	(3,860)
Shareholder notes receivable	(11,500)	—	—
Cash paid for acquisitions and earnouts, including direct costs, net of cash acquired	(26,087)	(40,285)	(62,959)

Net cash used in investing activities	$(53,595)	$(58,666)	$(75,503)

Cash flows from financing activities:
Net borrowings from credit facilities	21,165	49,348	13,518
Proceeds from issuance of long-term debt, net	22,761	—	37,901
Payments of long-term debt and obligations under capital leases	(5,313)	(6,084)	(1,319)
Payments of deferred financing costs	(2,751)	(589)	(1,784)
Proceeds from issuance of common and preferred stock	11,145	266	15,265
Common and preferred stock issuance costs	(842)	—	(2,818)
Proceeds from issuance of common stock warrants	2,739	—	—
Net payments related to warrants, options, and put rights	(100)	(309)	(21)

Net cash provided by financing activities	48,804	42,632	60,742

Increase (decrease) in cash and cash equivalents	4,754	(7,705)	(12,426)
Cash and cash equivalents, beginning of year	539	8,244	20,670

Cash and cash equivalents, end of year	$5,293	$539	$8,244

Supplemental disclosures of cash flow information:
Cash paid (received) during period, net:
Interest paid	$9,591	$6,996	$2,567
Income taxes	3,418	(5)	1,899
Non-cash investing activities:
Accretion of redeemable common stock	8	12	22
Non-redemption of redeemable common stock	199	—	—
Warrants issued in connection with public and private offerings	—	—	92
Notes issued or accrued as interest payment-in-kind	2,731	—	—
Effect of acquisitions:
Liabilities assumed or issued	23,729	23,830	16,353
Common, convertible preferred stock and warrants issued in connection with purchase of dental assets from new PA affiliations	—	—	9,447
Issuance of long-term debt in connection with earnout obligations	4,970	—	—
Common stock and warrants issued and shares to be issued under earn-out agreements, net	$135	$1,372	$1,697

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

Accounts receivable

    Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payor contracts. Payments under these programs are primarily based on predetermined rates. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods, as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these contracts. In addition, a provision for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. These contractual allowances and discounts and provision for doubtful accounts are deducted from accounts receivable in the accompanying condensed consolidated balance sheets.

Management fee receivable and notes and advances receivable from professional associations

    Management fee receivable represent amounts owed to the Company from unconsolidated PAs related to revenue recorded in accordance with their MSAs and is recorded based upon the net realizable value of patient accounts receivables of the PAs. The Company reviews the collectibility of the patient accounts receivables of the PAs and adjusts its management fee receivable accordingly.

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

Dental practice affiliations and acquisitions

    During 1999, the Company entered into 6 MSAs representing 12 office locations. The MSAs have not met the EITF consolidation requirements. Accordingly, the consolidated statements of operations exclude the net patient revenues and expenses of the PAs associated with these MSAs. Rather, the consolidated statements of operations include only the management fee revenues from those MSAs and the Company's expense associated with those MSAs.

    During 1999, the Company also acquired substantially all of the assets of 49 dental office locations, including cash, accounts receivable, supplies and fixed assets and entered into MSAs with the PAs that met the EITF consolidation requirements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these dental office locations.

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

    The above transactions have been accounted for using the purchase method of accounting and their results of operations have been included in the consolidated financial statements of the Company since the dates of affiliation. The following unaudited pro forma information presents the condensed consolidated results of operations as if the acquisitions and related financing activities for the three-years ended December 31, 2000 had occurred as of January 1, 1998. The pro forma information has been prepared for comparative purposes only, and includes only those MSAs that meet the criteria for consolidation in the Company's consolidated statements of operations. The pro forma information is not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company:

	2000	1999	1998
As Reported:
DP net patient service revenue	$249,281	$188,078	$103,136
Net management and licensing fees	43,885	43,532	31,522
Net income (loss) attributable to common stock	(48,712)	5,222	1,248
Net income (loss) per share attributed to common stock—Diluted	$(2.20)	$0.23	$0.06

Pro forma:
DP net patient service revenue	$269,339	$254,912	$189,826
Net management and licensing fees	43,885	43,854	32,515
Net income (loss) attributable to common stock	(48,413)	6,897	4,108
Net income (loss) per share attributed to common stock—Diluted	$(2.18)	$0.31	$0.19

(5) PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

	2000	1999
Dental equipment	$22,660	$18,775
Computer equipment	8,585	6,366
Furniture, fixtures and equipment	4,135	3,399
Leasehold improvements	12,134	10,172
Vehicles	70	81
Land and buildings	1,200	1,187

Total property and equipment	48,784	39,980
Less accumulated depreciation and amortization	(14,925)	(9,707)

	$33,859	$30,273

(6) INTANGIBLE ASSETS

    Intangible assets consists of the following:

	2000	1999
Management Services Agreements	$121,088	$122,699
Goodwill	45,749	39,483
Other	55	55

Total intangible assets	166,892	162,237
Less accumulated amortization	(16,271)	(9,205)

	$150,621	$153,032

(7) OTHER CURRENT LIABILITIES

    Other current liabilities consists of the following:

	2000	1999
Accrued earn-outs	$9,897	$7,782
Merger and restructure costs	2,052	2,925
Accrued federal and state income taxes	—	1,816
Other operating liabilities	7,739	6,050

	$19,688	$18,573

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

    The Company was not in compliance with certain covenant provisions under the Credit Facility and Levine Note and cross-covenant provisions of the Convertible Notes at December 31, 2000 and has received a waiver of such non-compliance. Additionally, each of the agreements has been amended subsequent to year-end, see note 16.

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

Common Stock

    At December 31, 2000, a total of 221,522 and 339,247 outstanding shares of the Company common stock, issued at a price of $.45 and $.225 per share, respectively, are subject to repurchase at cost as a result of the Company's failure to achieve certain specified performance targets. These shares are expected to be repurchased in the future.

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

Stock Warrants

    In connection with certain financing and acquisition activities, the Company has granted warrants to purchase shares of the Company's common stock. At December 31, 2000 there are a total of 2,769,409 outstanding warrants at an exercise price ranging from $6.00 to $9.44 per share, with a 2,125,000 warrant subject to a price adjustment to $4.45 upon the occurrence of certain conditions outlined in the warrant. All warrants have been recorded at their estimated fair value at the date of grant and expire at various dates through June 2010. Subsequent to December 31, 2000, a warrant to purchase 1,000,000 shares of the Company's common stock was granted in connection with the execution of the amended Credit Facility. In addition, the outstanding 2,125,000 warrant strike price was reduced to $4.13, see note 16.

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

(11) STOCK OPTIONS

    The Company adopted the InterDent, Inc. 1999 Stock Incentive Plan (the "Incentive Plan"). Benefits under the Incentive Plan include the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards to employees and non-employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee") and has the authority to determine the persons or entities to whom awards will be made, the amounts, and other terms and conditions of the awards. Share grants issued under the Incentive Plan generally expire ten to fifteen years from the original grant date, depending upon that nature of the share grant. The Incentive Plan provides for the issuance of up to 2,500,000 shares of Company common stock. As of December 31, 2000, a total of 2,431,794 shares were outstanding, of which 843,992 shares were exercisable.

    The Company adopted the InterDent, Inc. 2000 Key Executive Stock Incentive Plan (the "Executive Plan"). Benefits under the Executive Plan include, without limitation, the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, and restricted and non-restricted stock awards to employees and non-employees of the Company. The Committee administers the Executive Plan and has the authority to determine the persons or entities to whom awards will be made, the amounts, and other terms and conditions of the awards. Share grants issued under the Executive Plan generally expire ten years from the original grant date, depending upon that nature of the share grant. The Executive Plan provides for the issuance of up to 3,000,000 shares of Company common stock. As of December 31, 2000, a total of 2,785,000 shares were outstanding, of which none were exercisable.

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

(15) LIQUIDITY

    The Company believes that cash flow from operations and payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations during 2001. However, at December 31, 2000, current liabilities exceeded current assets by $4,038. The Company is required to begin quarterly payments of $7,214 to its senior lenders beginning October 1, 2001, and has obligations to fund payments of $4,947 in 2001 to sellers of dental practices under notes payable and an additional amount for earn-out agreements, depending on practice performance, estimated to be approximately $10,000 at December 31, 2000. Furthermore, the Company advances funds to the PAs to finance their repayment of debt to the sellers of dental practices purchased by the PA owners. These advances are expected to equal approximately $6,000 in 2001, net of repayments. The Company expects to significantly improve cash flow from operations in 2001 compared to 2000 as a result of growth and operational improvements, before considering the impact of the sale of DCA. The Company also expects to pay certain earn-out obligations with notes payable issued by the Company. Additional funds are required to meet its obligation of $7,214 due to senior lenders January 1, 2002.

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

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirement to defer a minimum of $4,500 of payments under earnout arrangements to 2002, requirements relating to maintenance of a specified levels of cash flows and compliance with specified financial ratios. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

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

    In April 2001, the Company entered into a definitive agreement to sell the stock of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes the assets associated with the notes receivable made to officers of DCA. The total consideration is $36,000, including cash of $23,000 and the assumption of certain debt and operating liabilities. Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement for $2,000 in cash, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters. The transaction is expected to be completed in the second quarter of 2001. Accordingly, pursuant to FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company evaluated the recoverability of the long-lived assets as a result of the proposed sale of DCA stock, including notes and advances to PAs and intangibles. In the fourth quarter of 2000, the Company estimated future undiscounted cashflow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, the Company adjusted the carrying value of these assets to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. The total charge of $51,591 will be available as future loss carryforwards for income tax purposes. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to the executive officers and directors of InterDent is set forth below.

Name	Age	Position
Mr. Michael T. Fiore (1)	46	Co-Chairman of the Board (term expires in 2002) and Chief Executive Officer
Dr. Steven R. Matzkin (1)	42	Co-Chairman of the Board (term expires in 2002), President, and Chief Dental Officer
Mr. L. Theodore Van Eerden	45	Chief Development Officer, Executive Vice President and Secretary
Mr. Norman R. Huffaker	54	Chief Financial Officer
Mr. Grant M. Sadler	54	Senior Vice President/Development and Co-Founder
Mr. Robert Finzi(1)2)	47	Director (term expires in 2001)
Mr. H. Wayne Posey(2)(3)	61	Director (term expires in 2001)
Mr. Robert F. Raucci(1)(2)	45	Director (term expires in 2001)
Mr. Eric Green(3)(4)	39	Director (term expires in 2003)
Dr. Paul H. Keckley(3)(4)	50	Director (term expires in 2003)
Mr. Curtis Lee Smith, Jr.(4)	73	Director (term expires in 2003)
Mr. Arthur E. Levine	49	Director (resigned effective march 28, 2001

(1)
Member of the Executive Committee.

(2)
Member of Compensation Committee.

(3)
Member of the Special Committee.

(4)
Member of the Audit Committee.

    Michael T. Fiore.  Mr. Fiore has served as the Co-chairman of the Board and Chief Executive Officer of InterDent since its inception on March 12, 1999. Prior to the March 12, 1999 merger, Mr. Fiore had served as Co-Chairman of the Board, Chief Executive Officer and President of Gentle Dental Service Corporation since November 1997, and in similar capacities at a predecessor private company, GMS Dental Group, Inc. from April 1997 until October 1997. From 1986 to March 1997, Mr. Fiore served in various management positions at Salick Health Care, Inc., a provider of diagnostic and therapeutic services to patients with catastrophic illness, principally in the areas of cancer and kidney failure, including serving as a director, Executive Vice President and Chief Operating Officer, and as President of its principal subsidiary, Comprehensive Cancer Centers, Inc. Mr. Fiore also serves on the board of directors of two privately held companies.

    Steven R. Matzkin, D.D.S.  Dr. Matzkin has served as InterDent's Co-chairman, President, and Chief Dental Officer since March 12, 1999. Prior to March 12, 1999, Dr. Matzkin served full-time as Chairman of the Board, Chief Executive Officer and President of Dental Care Alliance as well as founding Dental Care Alliance's predecessors in 1992 and 1993. Dr. Matzkin has over 14 years of experience in the administration and management of dental practices. He practiced dentistry in Michigan for six years, during which time he owned five dental practices and managed over 25 dental practices through an affiliate management company. Dr. Matzkin has also been featured as a guest speaker at regional Practice Management conferences, including the national meeting for the National Association of Dental Plans. Dr. Matzkin earned his BA degree in 1980 from the Indiana School of Biology and his DDS degree in 1984 from Northwestern University.

    L. Theodore Van Eerden.  Mr. Van Eerden has served as Chief Development Officer, Executive Vice President and Secretary for Interdent since March 12, 1999. Previously, Mr. Van Eerden served as Executive Vice President, Chief Development Officer and as a director of Gentle Dental Service Corporation since November 1997. He served as Chief Financial Officer from March 1996 until November 1997. Before joining Gentle Dental Service Corporation as Chief Financial Officer in March 1996, Mr. Van Eerden was Vice President—Administration for HOSTS Corporation, a Vancouver, Washington company that provides proprietary educational software products and instructional delivery systems to schools throughout the United States. From April 1993 to April 1994, Mr. Van Eerden was Director of Development for The ServiceMaster Company where he focused on mergers and acquisitions and new business development. Before that, Mr. Van Eerden was Vice President and Chief Financial Officer of Medical SafeTec, Inc., a manufacturer of medical waste destruction equipment. Prior to Medical SafeTec, Inc., Mr. Van Eerden served in various positions with ServiceMaster focusing on mergers and acquisitions.

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

    Grant M. Sadler.  Mr. Sadler has served as InterDent's Senior Vice President/Development and Co-Founder since InterDent's inception. Prior to joining Gentle Dental Service Corporation in November 1997, Mr. Sadler founded and served as the Chief Executive Officer, President and Secretary of GMS Dental Group, Inc. from its inception in October 1996 to April 1997. In April 1997, he vacated those positions and assumed the position of Chairman of the Board and served in that capacity until November 1997. Prior to GMS Dental Group, Inc., Mr. Sadler served as President of Group Management Services, Inc., a dental group consulting practice formed by Mr. Sadler in 1991. From 1978 to 1991, Mr. Sadler was Vice President of Sales & Marketing at Quality Systems, Inc.

    Robert Finzi.  Mr. Finzi has been a director of InterDent since March 12, 1999. Prior to that time, Mr. Finzi was a director of Gentle Dental Service Corporation since November 1997 and served as a director of GMS Dental Group, Inc. from October 1996 until the Company's merger with Gentle Dental Service Corporation in November 1997. Since May 1991, Mr. Finzi has been with the Sprout Group, a division of DLJ Capital Corporation, which is the managing general partner of Sprout Capital VII, L.P. and Sprout Growth II, L.P., and an affiliate of Credit Suisse First Boston. Mr. Finzi is also a general partner of the general partner of a series of investment funds managed by the Sprout Group and a limited partner of the general partner of ML Venture Partners II, L.P. From 1984 to 1991, Mr. Finzi was a Vice President of Merrill Lynch Venture Capital. Mr. Finzi serves on the board of directors of seven privately held companies.

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

    Robert F. Raucci.  Mr. Raucci has been a director of InterDent since March 12, 1999. Previously, Mr. Raucci was a director of the Dental Care Alliance since 1996. Mr. Raucci is a manager member of the general partner entities of several Newlight Associates Venture Capital Funds. Mr. Raucci also has served as president of RAM Investment Corporation, a venture capital investment and advisory company, since 1994. Between 1985 and 1994, Mr. Raucci served as a private equity investment manager for Alliance Capital Management Corporation, a global investment management company.

    Eric Green.  Mr. Green has been a director of InterDent since March 12, 1999. Previously, Mr. Green was a director of the Gentle Dental Service Corporation since June 4, 1998. Mr. Green has been a partner of JP Morgan Partners since February 1998. From 1990 to 1997, he was a member of the merchant banking group of BNP Paribas in various capacities, including managing director responsible for mezzanine investments. Previously, Mr. Green was employed at GE Capital and the General Electric Company.

    Paul H. Keckley, Ph.D.  Dr. Keckley has been a director of InterDent since March 12, 1999. Prior to that time, Dr. Keckley was a director of Gentle Dental Service Corporation beginning in December 1996. Since 1999, Dr. Keckley has been President and CEO EBM Solutions, Inc., a clinical decision support company based in Nashville, TN. From 1994 to 1999, he was Vice President Strategic Development at PhyCor, Inc. Dr. Keckley previously served as a director of PhyCor, Inc., and from 1985 to 1994 he was President of The Keckley Group, a market research and strategic planning firm for hospitals, health systems, medical practices and health maintenance organizations.

    Curtis Lee Smith, Jr.  Mr. Smith has been a director of InterDent since March 12, 1999. Prior to that time, Mr. Smith was a director of Dental Care Alliance since 1996. Beginning in 1986, Mr. Smith served as Chairman of the Board and Chief Executive Officer of Handex Corporation ("Handex"), an environmental consulting and remediation company which became a public company in 1989. Handex acquired New Horizons Computer Learning Centers, a software training company, in 1994. Handex sold its environmental division in 1996 and now operates as New Horizons Worldwide, of which Mr. Smith serves as Chairman of the Board.

COMPLIANCE WITH SECTION 16 OF THE
SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

    Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal year 2000.

Item 11 Executive Compensation

    The following table sets forth the compensation earned, by the Company's Chief Executive Officer and the four other highest-paid executive officers whose salary and bonus for fiscal 2000 was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for each of the last two fiscal years. (1) No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 2000 has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the table collectively will be referred to as the "Named Officers."

Annual Compensation
Long-Term Compensation Securities Underlying Options (#)
Other Annual Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)
	(1)			(2)	(3)
Michael T. Fiore—Co-Chairman of the Board, Chief Executive Officer and President (4)	2000 1999 1998	327,083 289,585 242,714	75,000 60,000 —	— — —	1,500,000 75,000 100,000
Steve R. Matzkin, D.D.S.—Co-Chairman of the Board, President and Chief Dental Officer (5)	2000 1999 1998	304,807 274,614 200,000	70,000 180,000 —	— — —	1,175,000 75,000 —
L. Theodore Van Eerden—Executive Vice President and Chief Development Officer (6)	2000 1999 1998	182,917 155,000 140,000	60,000 55,000 —	— — —	275,000 10,000 25,000
Grant M. Sadler—Senior Vice President/Development and Co-Founder (7)	2000 1999 1998	178,333 175,000 175,000	40,000 30,000 —	— — —	125,000 25,000 —
Norman R. Huffaker—Chief Financial Officer (8)	2000 1999 1998	148,125 140,000 140,000	32,500 28,500 —	— — —	150,000 10,000 53,000

(1)
The Company did not commence operations until March 13, 1999, the effective date of a merger pursuant to which Gentle Dental Service Corporation and Dental Care Alliance, Inc. each became a wholly-owned subsidiary of the Company.

(2)
The aggregate amount of perquisites and other personal benefits provided to such Named Officer is less than 10% of total salary and bonus of such officer.

(3)
Includes the converted number of underlying options granted pursuant to the Gentle Dental Service Corporation and Dental Care Alliance, Inc. merger effective March 13, 1999.

(4)
Mr. Fiore's current annual base salary for fiscal year 2000 is $350,000.

(5)
Mr. Matzkin's current annual base salary for fiscal year 2000 is $330,000.

(6)
Mr. Van Eerden current base salary for fiscal year 2000 is $200,000.

(7)
Mr. Sadler's current annual base salary for fiscal year 2000 is $180,000. At December 31, 2000, Mr. Sadler held 36,465 shares of unvested restricted stock. Mr. Sadler also held 220,510 shares of Common Stock subject to repurchase, as certain performance targets were not achieved through December 31, 1998. At December 31, 2000, based upon closing market price, the value of these shares was $275,638.

(8)
Mr. Huffaker's current annual base salary for fiscal year 2000 is $155,000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning the stock options granted to the named executive officers during the 2000 fiscal year. All the grants were made under the Company's 1999

Stock Incentive Plan and 2000 Key Executive Stock Incentive Plan. No stock appreciation rights were granted to the named executive officers during fiscal year 2000.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted (#)		% Total Options Granted to Employees in Fiscal Year (1)
				Exercise of Base Price ($/sh)
					Expiration Date
Name						5%	10%
Michael T. Fiore	1,500,000	(3)	24.6%	4.00	5-8-2010	9,773,368	15,562,455
Steven R. Matzkin, D.D.S.	1,175,000	(4)	19.3%	4.00	5-23-2010	7,521,828	11,977,254
L. Theodore Van Eerden	300,000		4.5%	3.93	5-23-2010	1,760,428	2,803,187
Grant M. Sadler	125,000	(6)	2.1%	3.93	5-23-2010	800,194	1,274,176
Norman R. Huffaker	150,000	(7)	2.5%	3.93	5-23-2010	960,233	1,529,011

(1)
Based on an aggregate of 3,205,000 options granted to directors and employees of the Company in fiscal year 2000, including the named executive officers.

(2)
The potential realizable value is calculated based on the term of the option at its time of grant (ten years) and assumes a fair market value equal to the exercise price per share on the date of grant. It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

(3)
500,000 of the options were granted pursuant to the 1999 Stock Incentive Plan and vest at a rate of 25% after one year of service to the Company or one of its subsidiaries and then monthly in equal installments for the 36-month period following the first year of service. 1,000,000 of the options were granted pursuant to the 2000 Key Executive Stock Incentive Plan and shall vest in full on the earlier of (i) seven years after the date of grant or (ii) at the time the closing price on Nasdaq of the Company's Common Stock equals or exceeds $10.00 per share for ten out of twenty consecutive trading days. The 2000 Key Executive Stock Incentive Plan and the options granted thereunder are subject to stockholder approval of the 2000 Key Executive Stock Incentive Plan.

(4)
175,000 of the options were granted pursuant to the 1999 Stock Incentive Plan and vest at a rate of 25% after one year of service to the Company or one of its subsidiaries and then monthly in equal installments for the 36-month period following the first year of service. 1,000,000 of the options were granted pursuant to the 2000 Key Executive Stock Incentive Plan and shall vest in full on the earlier of (i) seven years after the date of grant or (ii) at the time the closing price on Nasdaq of the Company's Common Stock equals or exceeds $10.00 per share for ten out of twenty consecutive trading days. The 2000 Key Executive Stock Incentive Plan and the options granted thereunder are subject to stockholder approval of the 2000 Key Executive Stock Incentive Plan.

(5)
200,000 of the options were granted pursuant to the 1999 Stock Incentive Plan and vest at a rate of 25% after one year of service to the Company or one of its subsidiaries and then monthly in equal installments for the 36-month period following the first year of service. 100,000 of the options were granted pursuant to the 2000 Key Executive Stock Incentive Plan and shall vest in full on the earlier of (i) seven years after the date of grant or (ii) at the time the closing price on Nasdaq of the Company's Common Stock equals or exceeds $10.00 per share for ten out of twenty consecutive trading days. The 2000 Key Executive Stock Incentive Plan and the options granted thereunder are subject to stockholder approval of the 2000 Key Executive Stock Incentive Plan.

(6)
50,000 of the options were granted pursuant to the 1999 Stock Incentive Plan and vest at a rate of 25% after one year of service to the Company or one of its subsidiaries and then monthly in equal installments for the 36-month period following the first year of service. 75,000 of the options were granted pursuant to the 2000 Key Executive Stock Incentive Plan and shall vest in full on the earlier of (i) seven years after the date of grant or (ii) at the time the closing price on Nasdaq of the Company's Common Stock equals or exceeds $10.00 per share for ten out of twenty consecutive trading days. The 2000 Key Executive Stock Incentive Plan and the options granted thereunder are subject to stockholder approval of the 2000 Key Executive Stock Incentive Plan.

(7)
75,000 of the options were granted pursuant to the 1999 Stock Incentive Plan and vest at a rate of 25% after one year of service to the Company or one of its subsidiaries and then monthly in equal installments for the 36-month period following the first year of service. 75,000 of the options were granted pursuant to the 2000 Key Executive Stock Incentive Plan and shall vest in full on the earlier of (i) seven years after the date of grant or (ii) at the time the closing price on Nasdaq of the Company's Common Stock equals or exceeds $10.00 per share for ten out of twenty consecutive trading days. The 2000 Key Executive Stock Incentive Plan and the options granted thereunder are subject to stockholder approval of the 2000 Key Executive Stock Incentive Plan.

Aggregate Option Exercises and Fiscal Year End Values

    None of the named executive officers exercised an option during fiscal year 2000. The table below sets forth information with respect to such option exercise and the unexercised options held by the named executive officers as of the end of fiscal year 2000. No stock appreciation rights were exercised during such fiscal year, and no stock appreciation rights were outstanding at the end of such fiscal year.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value Of Unexercised "In-the-Money" Options At Fiscal Year End ($)(1)(2)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Fiore	—	—	309,374	1,365,626	—	—
Steven R. Matzkin, D.D.S.	—	—	133,280	1,130,080	—	—
L. Theodore Van Eerden	—	—	211,528	224,472	—	—
Grant M. Sadler	—	—	36,197	113,803	—	—
Norman R. Huffaker	—	—	104,581	141,800	26,705	—

(1)
Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option. Options are "out-of-the-money" if the exercise price of the option exceeds the fair market value of the underlying securities.

(2)
Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at December 31, 2000 (based on the closing price of $1.25 for the Company's common stock on Nasdaq for December 29, 2000, the trading day immediately preceding the end of fiscal 2000) and the exercise price of the options.

Directors' Compensation

    In fiscal 2000, non-employee members of the Board received no annual fee for services, except for Messrs. Keckley and Posey, who each received a grant of options to purchase 40,000 shares of the Company's Common Stock. Non-employee Board members are reimbursed for their reasonable expenses incurred in connection with attending Board meetings. The Company anticipates no increase in such directors' compensation during fiscal 2001.

Employment Agreements.

    The Company entered into employment agreements, effective as of March 11, 1999, with each of Michael T. Fiore, Steven R. Matzkin, D.D.S., and L. Theodore Van Eerden. Pursuant to their respective employment agreements, Mr. Fiore serves as the Company's Co-Chairman and Chief Executive Officer; Dr. Matzkin serves as the Co-Chairman, President and Chief Dental Officer, and Mr. Van Eerden serves as the Company's Chief Development Officer, an Executive Vice President and Secretary. The agreements set the base salary for Messrs. Fiore, Matzkin and Van Eerden and describe the respective duties and benefits of the employee, including the right to participate in any executive bonus plan. The Company may raise the base salary of each employee from time to time in its discretion. The agreements with Messrs. Fiore and Matzkin have a three-year term and the agreement with Mr. Van Eerden is "at will" in that either party may terminate the employment relationship at any time for any reason, with or without cause, subject to the severance provisions described below.

    Each of these employment agreements provide that if the employee is terminated by the Company for any reason other than "cause" or by the employee for "good reason," as such terms are described in the employment agreements, and so long as the employee abides by the nonsolication, noncompetition and confidentiality provision in the employment agreement, the employee is entitled to receive certain severance payments. Mr. Fiore is entitled to receive severance payments in an amount equal to his base salary in effect at the time of his termination for 36 months following the termination, payable in equal bi-monthly installments. Dr. Matzkin's employment agreement contains a similar provision but his 36 months' severance is payable in lump sum at the time of termination. The employment agreement with Mr. Van Eerden also contains a similar severance provision, pursuant to which Mr. Van Eerden is entitled to receive 12 equal monthly payments in an aggregate amount equal to 12 months' base salary.

    The employment agreements also provide that in the event of (i) termination of the employee's employment by the Company without "cause" or by the employee for "good reason," (ii) termination of the employee's employment due to death or physical disability or (iii) a "change in control" (as described in the employment agreements), all of the Common Stock subject to outstanding options or shares subject to any restrictions held by the employee will be fully vested as of the date of such event and will become eligible for the benefits of any then existing agreement between the Company and the employee providing for the registration of the Company's capital stock under the Securities Act of 1933, as amended.

    On May 16, 2000, the Company entered into an amendment to Mr. Fiore's employment agreement, which, among other things, increased Mr. Fiore's base salary to $350,000, waived the requirement that Mr. Fiore voluntarily forfeit 175,000 stock options and waived the Company's right to repurchase 33,382 shares of common stock owned by Mr. Fiore. The amendment also provided for the grant of additional options, the forgiveness by the Company, in May 2002, of a promissory note executed by Mr. Fiore in the amount of $150,000 and the granting of the loans described in "Item 13 Certain Relationships and Related Transactions."

    In March 1999, the Company assumed the rights and obligations of Gentle Dental Service Corporation, its wholly-owned subsidiary, under the employment letter, dated as of November 7, 1996, that sets forth the basic terms and conditions of employment of Norman R. Huffaker, the Company's Chief Financial Officer. Mr. Huffaker is entitled to continuation of his base salary for nine months if his employment is terminated by the Company without "cause" or if he voluntarily terminates his employment for "good reason."

Compensation Committee Interlocks and Insider Participation

    The Board of Directors established a Compensation Committee in March 1999. The Compensation Committee currently consists of Messrs. Finzi, Posey, and Raucci. No member of compensation committee was an officer or employee of the Company at any time during fiscal 2000.

    No executive officer of the Company served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

Compensation Committee Report on Executive Compensation

    The Company's executive compensation program has been administered by the Compensation Committee of the Board of Directors. The current members of the Compensation Committee are Messrs. Finzi, Posey, and Raucci, each of whom is a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and an "outside director" within the meaning of Section 162(m) of the Code.

General Compensation Philosophy

    The role of the Compensation Committee is to review and administer all compensation arrangements for executive officers of the Company, and to be responsible for administering the Company's stock plans. The Company's compensation philosophy for officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables the Company to attract, motivate, reward and retain key executives and employees. The Compensation Committee currently uses salaries, bonuses and stock options to meet these goals.

Executive Compensation

    Base Salary.  Salaries for executive officers for 2000 were generally determined by the Board on an individual basis at the time of hiring. The majority of the Company's executives were hired prior to the active role of the Compensation Committee in compensation matters. For 2001, the Compensation Committee will review the base salaries of the executive officers by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

    Annual Incentive Awards.  During 2000, the Company had no formal bonus plan. Bonuses payable to executives were determined by negotiations between the particular executive and the Company.

    Long-Term Incentive Awards.  The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of the Company's stockholders and encourages executives to remain in the Company's employ. The Board granted options in accordance with its 1999 Stock Incentive Plan and 2000 Key Executive Stock Incentive Plan. Grants are awarded under these plans based on a number of factors, including the individual's level of responsibility, the amount and term of options already held by the individual, the individual's contributions to the achievement of the Company's financial and strategic objectives, and industry practices and norms. The grants under the 2000 Key Executive Stock Incentive Plan are subject to stockholder approval.

Chief Executive Officer Compensation

    Mr. Fiore's current base salary of $350,000 is paid pursuant to the terms of his amended employment agreement with the Company and Mr. Fiore also received a bonus of $75,000. During fiscal year 2000, Mr. Fiore was granted 500,000 options under the 1999 Stock Incentive Plan and

1,000,000 options under 2000 Key Executive Stock Incentive Plan. For 2001, the Compensation Committee will evaluate his compensation consistent with the factors described above for all executive officers. The grants under the 2000 Key Executive Stock Incentive Plan are subject to stockholder approval.

Internal Revenue Code Section 162(m) Limitation

    Section 162(m) of the Code limits the tax deduction to $1 million for compensation paid to certain executives of public companies. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the Board committee that establishes such goals consists only of "outside directors." Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the option is not less than the fair market value of the stock on the date of grant, and the plan includes a per-executive limitation on the number of shares for which options may be granted during a specified period. All members of the Compensation Committee qualify as outside directors. The 2000 Key Executive Stock Incentive Plan has not yet been being submitted to the Company's stockholders for approval in order that grants made thereunder meet the Section 162(m) requirements for "performance based" compensation and be exempt from the limitations on deductibility. Historically, the combined salary and bonus of each executive officer has been below the $1 million limit. The Compensation Committee's present intention is to grant future compensation that does not exceed the limitations of Section 162(m), although the Compensation Committee reserves the right to award compensation that does not comply with those limits on a case-by-case basis.

COMPENSATION COMMITTEE
Robert Finzi H. Wayne Posey Robert F. Raucci

COMPARISON OF STOCKHOLDER RETURN

    The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the company's common stock with the cumulative total returns of the Nasdaq Composite Index and peer issuers in the temporary staffing industry.1 The graph covers the period from March 13, 1999, the date of the Offering, through the last trading day of fiscal 2000.

[PERFORMANCE GRAPH]
ANNUAL RETURN PERCENTAGE

COMPANY NAME/INDEX	QUARTERS ENDING
	MAR99	JUN99	SEP99	DEC99	MAR00	JUN00	SEP00	DEC00
INTERDENT INC	10.00	32.95	14.53	-3.73	-36.43	-30.49	31.58	-73.33
NASDAQ US INDEX	3.56	9.39	2.49	47.80	12.24	-13.05	-7.98	-33.07
PEER GROUP	4.14	16.82	-15.86	-32.22	13.07	-5.33	-21.69	-27.21

INDEXED RETURNS

	QUARTERS ENDING
COMPANY NAME/INDEX	BASE PERIOD 12MAR99	MAR99	JUN99	SEP99	DEC99	MAR00	JUN00	SEP00 DEC00
INTERDENT INC	100	110.00	146.25	167.50	161.25	102.50	71.25	93.75 25.00
NASDAQ US INDEX	100	103.56	113.28	116.10	171.60	192.61	167.48	154.12 103.16

PEER GROUP	100	104.14	121.65	102.36	69.38	78.45	74.27	58.16 42.34

    The graph assumes that $100 was invested on March 13, 1999 in the Company's common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's common stock.

    The Company's stock was first traded publicly on March 13, 1999. The graph depicts cumulative returns calculated on an annual basis on $100 invested in InterDent common stock, the Nasdaq Composite Index and a Peer Group Index consisting of American Dental Partners, Inc., Apple Orthodontix, Inc., Castle Dental Centers, Inc., E-Dentist.com, Inc., Monarch Dental Corp., and Orthodontic Centers of America.

(1)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12 Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2000 for (i) all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the five other most highly paid executive officers as of the fiscal year ended December 31, 2000, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each person listed in the table is 222 North Sepulveda Boulevard, Suite 740, El Segundo, California 90245.

Name	Number of Shares (#)(1)	Percent (%)(2)
Michael T. Fiore (3)	700,428	1.69%
Dr. Steven R. Matzkin (4)	2,658,517	6.43%
L. Theodore Van Eerden (5)	214,403	*
Norman R. Huffaker (6)	110,256	*
Robert Finzi (7)	3,793,105	9.18%
Eric Green (8)	3,604,628	8.72%
Paul H. Keckley (9)	29,083	*
H. Wayne Posey (10)	59,445	*
Robert F. Raucci (11)	43,587	*
Curtis Lee Smith, Jr. (12)	796,797	1.93%
C.B. Capital Investors, L.P. (13) 380 Madison Avenue 12 Floor New York, NY 10017 Attention: Eric Green	3,604,628	8.72%
Sprout Capital VII L.P. and certain related Entities (14) 3000 Sand Hill Road Bldg. 3, Suite 170 Menlo Park, CA 94025 Attention: Robert Finzi	3,793,105	9.18%
SRM Trust	2,553,677	6.18%
Levine Leichtman Capital Partners II, L.P. (15) 335 North Maple Drive, Suite 240 Beverly Hills, CA 90210	4,875,000	11.80%
All executive officers and directors as a group (11 persons) (16)	14,564,126	35.24%

*
Less than one percent (1%).

(1)
To the Company's knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock indicated opposite such person's name.

(2)
Based on 41,323,602 shares of Common Stock outstanding at April 30, 2001. Shares of Common Stock subject to options, warrants and convertible notes and other purchase rights currently exercisable or convertible, or exercisable or convertible within 60 days of April 30, 2001 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(3)
Includes options to purchase 699,428 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(4)
Includes options to purchase 133,280 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(5)
Includes options to purchase 211,528 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001. Also includes a warrant to purchase 2,875 shares at $7.50 per share.

(6)
Includes options to purchase 104,581 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(7)
Includes 3,273,433 shares beneficially owned by Sprout Capital VII, L.P. and certain related entities, as described in footnote 14 below. Mr. Finzi, as a general partner of a general partner of entities within this group, may be deemed to share voting and dispositive power with respect to such shares. Mr. Finzi disclaims beneficial ownership of these shares.

(8)
Includes 2,862,703 shares beneficially owned by C.B. Capital Investors, L.P. Mr. Green, as an affiliate of C.B. Capital Investors, L.P., may be deemed to share voting and dispositive power with respect to such shares. Mr. Green disclaims beneficial ownership of these shares.

(9)
Consists of options to purchase 29,083 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(10)
Includes options to purchase 33,210 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(11)
Includes options to purchase 9,433 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(12)
Includes options to purchase 9,433 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001.

(13)
Consists of 3,603,545 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. The general partner of C.B. Capital Investors, L.P. is C.B. Capital Investors, Inc., a wholly-owned subsidiary of The Chase Manhattan Bank, which has voting and investment control over C.B. Capital Investors, L.P.

(14)
Includes 2,142,460 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. DLJ Capital Corp. is the Managing General Partner of each of The Sprout CEO Fund, L.P., Sprout Grown II, L.P. and Sprout Capital VII, L.P. and has voting and investment control over the shares held by each of these three stockholders. DLJ Capital Corp. is a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc., which has voting and investment control over DLJ Capital Corp. DLJ LBO Plans Management Corporation is the manager of DLJ First ESC. DLJ LBO Plans Management Corporation is an indirect wholly-owned subsidiary of DLJ, Inc., which has voting and investment control over DLJ LBO Plans Management Corporation.

(15)
Includes 2,125,000 shares of Common Stock issuable upon conversion of warrants at a price of $4.13 per share.

(16)
Includes 221,520 shares of Common Stock subject to repurchase by the Company. Also includes 339,247 shares subject to repurchase by the Company at a price of $0.225 per share, which repurchase rights lapse at a rate of 2,431 shares per month until August 31, 2001, at which time the Company's repurchase rights will have lapsed as to all such 339,247 shares. Also includes options to purchase 842,088 shares of Common Stock that are presently vested or will vest within 60 days of April 30, 2001 and 4,486,574 shares issuable upon conversion of convertible notes or preferred stock or upon exercise of warrants.

Item 13 Certain Relationships and Related Transactions

    In fiscal year 2000, Messrs. Fiore, Matzkin and Sadler executed interest-bearing secured promissory notes payable to the Gentle Dental Management, Inc. in the amounts of $5,000,000, $5,000,000 and $400,000, respectively. The notes represent amounts advanced to the officers in connection with the exercise of stock options. The notes are due in full at various dates in May and June 2004, payable in cash or common stock and options with varying minimum values. The notes executed by Mr. Fiore bear interest at the rate of 6.4%, compounded annually and the notes executed by Messrs. Matzkin and Sadler bear interest at the rate of 10.2%, compounded annually. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes under pledge and security agreements executed in connection with the notes. The notes are full recourse until May 2002 and June 2002, at which time the only recourse will be with respect to the common stock and options described above that are pledged as collateral.

    In 1993, Dr. Matzkin sold four dental practices in Michigan to Dr. David Ross Johnson, a dental director, for a $237,000 note under which payments commenced in May 1997. In connection with that sale Profit Dental Management, Inc., a corporation controlled by Dr. Matzkin, agreed to provide consulting services to these practices for $18,000 per month until May 1997 and $15,000 per month thereafter through May 2005. In July 1997, Dental Care Alliance, Inc. ("Dental Care Alliance"), a wholly-owned subsidiary of the Company purchased the right to mange these practices for $846,000 and entered into a global management agreement pursuant to which it will provide management services to these practices until 2005. Dental Care Alliance subcontracted the day-to-day management services to an affiliate of Dr. Johnson, but retains most other management functions for which it retains 20% of net profits of these practices, after certain adjustments, and Dr. Johnson's affiliate is paid 80% of such net profits. Dental Care Alliance also recieves $800 per month from each practice as a licensing fee.

    Certain of the managed dental centers lease their office facilities from entities controlled by Dr. Matzkin. Such leases terminate at various times between 2001 and 2004. Managed dental centers and Dental Care Alliance paid rent pursuant to the leases in the aggregate amount of $350,900 for the period from January 1, 1998 through March 1, 2001. Dr. Matzkin also owns certain dental laboratories that perform laboratory services for the managed dental centers, primarily relating to the making of prostheses. The amount paid from January 1, 1998 through March 1, 2001 was $226,650. Dr. Matzkin owns 33.3% of the capital stock of Equipment Management Services, an equipment leasing company. Certain managed dental centers have entered into capitalized equipment leases with Equipment Management Services. Amounts paid by such managed dental centers to Equipment Management Services pursuant to such leases aggregated approximately $83,600 for the period from January 1, 1998 through March 1, 2001. Dental Care Alliance believes that such arrangements are no less favorable to such managed dental centers than could have been obtained in arms-length transactions with unrelated third parties. In addition, Dr. Matzkin has personally guaranteed an aggregate of approximately $1.0 million of indebtedness of certain of the managed dental centers.

AUDIT COMMITTEE REPORT

    The Audit Committee issues the following report for inclusion in the Company's Proxy Statement in connection with the Company's Annual Meeting to be scheduled.

1.
The Audit Committee has reviewed and discussed the audited financial statements for the year ending December 31, 2000, with management of the Company and with the Company's independent auditors, KPMG LLP.

2.
The Audit Committee has discussed those matters required by Statement on Auditing Standards 61 with KPMG LLP.

3.
The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board No. 1, and has discussed with the independent auditors the auditor's independence from the Company and its management (including whether the independent auditor's provision of information technology services, if any, and other non-audit services to the Company is compatible with the auditor's independence).

4.
After the discussions referenced in paragraphs 1 through 3 above, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ending December 31, 2000 be included or incorporated by reference in the Annual Report on Form 10-K for that fiscal year for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Eric Green Paul H. Keckley Curtis Lee Smith, Jr.

AUDIT FEES

    KPMG LLP fees for its annual consolidated audit, annual statutory audits, annual benefit plan audits, and review of financial statements including the Company's Quarterly Form 10-Q for 2000 were $372,000.

ALL OTHER FEES

    KPMG LLP fees for services unrelated to the annual audits and quarterly reviews for 2000 were $158,000.

PART IV

Item 14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Financial Statement Schedules

1 & 2	The financial statements and schedules filed as part of this report as listed in the index to the Consolidated Financial Statements under Item 8.

Exhibits

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999. Incorporated by reference to Exhibit 2.2 of InterDent's Amendment No. 3 to Registration Statement on Form S- 4 Registration No. 333-66475, filed on February 9, 1999.
2.2	Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999. Incorporated by reference to Exhibit 2.3 of InterDent's Amendment No. 4 to Registration Statement on Form S- 4 Registration No. 333-66475, filed on February 9, 1999.
2.3	Agreement and Plan of Merger, by and between ID Recap, Inc. and InterDent, Inc., dated October 22, 1999. Incorporated by reference to Exhibit 2.1 of InterDent's Current Form 8-K, filed on October 25, 1999.
3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of InterDent's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998.
3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.3 of InterDent's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998
4.1	Promissory Note executed by Gentle Dental Service Corporation, a Washington corporation, Gental Dental Management, Inc., a Delaware corporation and Dental Care Alliance, Inc., a Delaware corporation, in favor of Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 4.1 of InterDent's Report on Form 8-K filed on June 27, 2000.
4.2	Warrant to purchase shares of common stock executed by InterDent, Inc, a Delaware corporation, in favor of Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 4.2 of InterDent's Report on Form 8-K filed on June 27, 2000
10.1	Credit Agreement, dated as of March 31, 2000 (the "Credit Agreement"), by and among Gentle Dental Service Corporation, Gentle Dental Management, Inc., and Dental Care Alliance, Inc. as borrowers (the "Borrowers"), certain InterDents's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The Chase Manhattan Bank, as syndication agent (the "Syndication Agent"). Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.
10.2	Amendment Agreement No. 3 to the Amended and Restated Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.
10.3	Amended and Restated Guaranty, dated as of March 31, 2000, by InterDent, Inc. in favor of the Administrative Agent. Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.

10.4	Addendum #1 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on August 14, 2000.
10.5	Addendum #2 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.6	Promissory Note, dated May 16, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.7	Promissory Note, dated June 15, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.8	Promissory Note, dated September 1, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to Interdent's Form10-K filed April 17 2001.
10.9	Pledge and Security Agreement, dated May 16, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.10	Promissory Note, dated June 15, 2000, between Gentle Dental Management, Inc. and Steven R. Matzkin. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.11	Pledge and Security Agreement, dated June 15, 2000, between Gentle Dental Management, Inc. and Steven R. Matzkin. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.12	Promissory Note, Dates June 16, 2000, between Gentle Dental Management, Inc. and Grant Sadler. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.13	Pledge and Security Agreement, dated June 16, 2000, between Gentle Dental Management, Inc. and Grant Sadler. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
11	Statement regarding computation of per share earnings. Incorporated by reference to Note 2 of the financial statements included in Item 8 of this report.
21	Subsidiaries of the registrant. Incorporated by reference to Interdent's Form10-K filed April 17 2001.
23.1	Consent of Independent Accountants, KPMG LLP.
23.2	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
99.1	Securities Purchase Agreement dated June 15, 2000, by and among Gentle Dental Service Corporation, a Washington corporation, Gentle Dental Management, Inc., a Delaware corporation, Dental Care Alliance, Inc., a Delaware corporation, InterDent, Inc., a Delaware corporation, the Subsidiaries of InterDent, and Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 99.2 of InterDent's Report on Form 8-K filed on June 27, 2000.
99.2	Investor Rights Agreement dated June 15, 2000, by and among Sprout Capital VII, L.P., Sprout Growth II, L.P., The Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ First ESC L.L.C., SRM '93 Children's Trust, CB Capital Investors, LLC, Michael T. Fiore, Steven R. Matzkin, D.D.S. and Curtis Lee Smith, Jr., InterDent, Inc., a Delaware corporation, and Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 99.3 of InterDent's Report on Form 8-K filed on June 27, 2000.

99.3	First Amendment to Registration Rights Agreement, dated June 15, 2000, by and among InterDent, Inc., the Requisite Holders and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 99.4 of InterDent's Report on Form 8-K filed on June 27, 2000.
99.4	InterDent, Inc. 2000 Key Executive Stock Incentive Plan. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.

INTERDENT, INC.
By:	/s/ MICHAEL T. FIORE Michael T. Fiore Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2001.

Signature	Title
Principal Executive Officer:
/s/ MICHAEL T. FIORE Michael T. Fiore	Co-Chairman of the Board and Chief Executive Officer
Principal Financial and Accounting Officer:
/s/ NORMAN R. HUFFAKER Norman R. Huffaker	Chief Financial Officer
Directors:
/s/ STEVEN R. MATZKIN, DDS Steven R. Matzkin, DDS	Co-Chairman of the Board, President, and Chief Dental Officer
/s/ ROBERT FINZI Robert Finzi	Director
/s/ WAYNE POSEY Wayne Posey	Director
/s/ ROBERT F. RAUCCI Robert F. Raucci	Director
/s/ ERIC GREEN Eric Green	Director
/s/ PAUL H. KECKLEY Paul H. Keckley	Director
/s/ CURTIS LEE SMITH, JR Curtis Lee Smith, Jr	Director

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
Report of Independent Accountants
  Accrued restructure and merger liability:
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934
  Item 11 Executive Compensation
OPTION GRANTS IN LAST FISCAL YEAR
Aggregate Option Exercises and Fiscal Year End Values
  Directors' Compensation
  Employment Agreements.
Compensation Committee Interlocks and Insider Participation
Compensation Committee Report on Executive Compensation
  General Compensation Philosophy
  Executive Compensation
  Chief Executive Officer Compensation
  Internal Revenue Code Section 162(m) Limitation
COMPARISON OF STOCKHOLDER RETURN
  Item 12 Security Ownership of Certain Beneficial Owners and Management
  Item 13 Certain Relationships and Related Transactions
AUDIT COMMITTEE REPORT
AUDIT FEES
ALL OTHER FEES
PART IV
  Item 14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K