Form 10-K405/A
period 2000-12-31
INTERDENT INC
filed 2001-05-01
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2
TO
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

i

Explanatory Note:

    InterDent, Inc. ("InterDent" or the "Company") hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 2000 in its entirety.

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

    Dentists are typically compensated based on a percentage of revenues or collections they generate. We believe that due to our services, dentists affiliated with us generate average revenue significantly above the national dental industry average.

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

    According to the 2000 Dental Benefits Report prepared by the National Association of Dental Plans, approximately 56% of the United States population is covered under dental benefit plans, including preferred provider organizations ("PPOs") and dental Health Maintenance Organizations ("HMOs"). The market share of these network-based dental plans is estimated to have grown from 30% of total dental care expenditures in 1995 to an estimated 57% in 2000.

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

    Provide Convenient, Comprehensive Dental Care.  Our affiliated dental practices provide patients with customer-friendly, comprehensive and cost-effective dental care, which is made available at convenient time and locations. Because our affiliated dental practices generally include both general practitioners and on-staff specialists who can provide dental services (such as endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics), patients can rely on our affiliated dental practices to provide comprehensive dental care needs. By offering extended office hours and conveniently located offices, patients are offered a dental care environment that makes it easier to schedule and keep appointments. We also provide flexible payment options in an effort to reduce patient financial burden.

    Focus on Quality of Patient Care.  We have refined and continue to refine procedures, training and systems designed to ensure optimum patient care. We seek to improve clinical outcomes through our network of dental directors, which works directly with our affiliated dental practices to institute quality assurance and utilization review programs, provide access to continuing education and training programs for dental professionals, and evaluate new techniques and technologies. Additionally, we seek to affiliate with dentists and specialists who are committed to delivering high quality dental care.

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

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(48,704)	$5,234	$1,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,574	9,956	5,361
Loss on disposal of assets	108	—	4
Impairment of long-lived assets and advances (note 16)	49,802	—	—
Loss on investment in joint venture	—	—	4
Non-employee stock options granted and stock issued for fees and compensation	25	55	59
Amortization of stock compensation expense	1,362	—	—
Interest income on shareholder notes	(15)	(19)	(19)
Notes issued or accrued as interest payment-in-kind	2,228	—	—
Interest amortization on deferred financing costs and discounted debt	960	304	204
Deferred income taxes	(3,361)	(504)	169
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,797)	(5,846)	(614)
Management fee receivable	1,422	(1,641)	(3,610)
Supplies inventory	(73)	(610)	(335)
Prepaid expenses and other current assets	(2,644)	(506)	(661)
Other assets	(856)	(492)	(922)
Accounts payable	(157)	757	(800)
Accrued payroll and payroll related costs	1,244	1,198	539
Accrued merger and restructure	(873)	288	1,534
Other liabilities	(700)	155	152

Net cash provided by operating activities	9,545	8,329	2,335

Cash flows from investing activities:
Purchase of property and equipment	(7,851)	(7,936)	(8,348)
Net payments received (advances) on notes receivable from professional associations	246	260	(336)
Cash paid for investment in joint venture	—	(1,020)	—
Net advances to professional associations	(8,403)	(9,685)	(3,860)
Shareholder notes receivable	(11,500)	—	—
Cash paid for acquisitions and earnouts, including direct costs, net of cash acquired	(26,087)	(40,285)	(62,959)

Net cash used in investing activities	(53,595)	(58,666)	(75,503)

Cash flows from financing activities:
Net borrowings from credit facilities	21,165	49,348	13,518
Proceeds from issuance of long-term debt, net	22,761	—	37,901
Payments of long-term debt and obligations under capital leases	(5,313)	(6,084)	(1,319)
Payments of deferred financing costs	(2,751)	(589)	(1,784)
Proceeds from issuance of common and preferred stock	11,145	266	15,265
Common and preferred stock issuance costs	(842)	—	(2,818)
Proceeds from issuance of common stock warrants	2,739	—	—
Net payments related to warrants, options, and put rights	(100)	(309)	(21)

Net cash provided by financing activities	48,804	42,632	60,742

Increase (decrease) in cash and cash equivalents	4,754	(7,705)	(12,426)
Cash and cash equivalents, beginning of year	539	8,244	20,670

Cash and cash equivalents, end of year	$5,293	$539	$8,244

Supplemental disclosures of cash flow information:
Cash paid (received) during period, net:
Interest paid	$9,591	$6,996	$2,567
Income taxes	3,418	(5)	1,899
Non-cash investing activities:
Accretion of redeemable common stock	8	12	22
Non-redemption of redeemable common stock	199	—	—
Warrants issued in connection with public and private offerings	—	—	92
Notes issued or accrued as interest payment-in-kind	2,731	—	—
Effect of acquisitions:
Liabilities assumed or issued	23,729	23,830	16,353
Common, convertible preferred stock and warrants issued in connection with purchase of dental assets from new PA affiliations	—	—	9,447
Issuance of long-term debt in connection with earnout obligations	4,970	—	—
Common stock and warrants issued and shares to be issued under earn-out agreements, net	$135	$1,372	$1,697

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

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to the executive officers and directors of InterDent is set forth below.

Name	Age	Position
Mr. Michael T. Fiore (1)	46	Co-Chairman of the Board (term expires in 2002) and Chief Executive Officer
Dr. Steven R. Matzkin (1)	42	Co-Chairman of the Board (term expires in 2002), President, and Chief Dental Officer
Mr. L. Theodore Van Eerden	45	Chief Development Officer, Executive Vice President and Secretary
Mr. Norman R. Huffaker	54	Chief Financial Officer
Mr. Grant M. Sadler	54	Senior Vice President/Development and Co-Founder
Mr. Robert Finzi(1)2)	47	Director (term expires in 2001)
Mr. H. Wayne Posey(2)(3)	61	Director (term expires in 2001)
Mr. Robert F. Raucci(1)(2)	45	Director (term expires in 2001)
Mr. Eric Green(3)(4)	39	Director (term expires in 2003)
Dr. Paul H. Keckley(3)(4)	50	Director (term expires in 2003)
Mr. Curtis Lee Smith, Jr.(4)	73	Director (term expires in 2003)
Mr. Arthur E. Levine	49	Director (resigned effective March 28, 2001)

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

    Paul H. Keckley, Ph.D.  Dr. Keckley has been a director of InterDent since March 12, 1999. Prior to that time, Dr. Keckley was a director of Gentle Dental Service Corporation beginning in December 1996. Since 1999, Dr. Keckley has been President and CEO of EBM Solutions, Inc., a clinical decision support company based in Nashville, TN. From 1994 to 1999, he was Vice President Strategic Development at PhyCor, Inc. Dr. Keckley previously served as a director of PhyCor, Inc., and from 1985 to 1994 he was President of The Keckley Group, a market research and strategic planning firm for hospitals, health systems, medical practices and health maintenance organizations.

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

    Arthur E. Levine.  Mr Levine served as a director of InterDent from June 15, 2000 until his resignation on March 28, 2001. Mr. Levine is President of Levine Leichtman Capital Partners, Inc. and a general partner of Levine Leichtman Capital Partners, a private equity fund. Mr. Levine has been an investor for more than 17 years.

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

Item 11. Executive Compensation

    The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four other highest-paid executive officers, whose salary and bonus for fiscal 2000 was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for each of the last two fiscal years. No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 2000 has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the table collectively will be referred to as the "Named Officers."

						Long-Term Compensation Securities Underlying Options (#)(3)
		Annual Compensation
Name and Principal Position				Other Annual Compensation ($)(2)
	Year(1)	Salary ($)	Bonus ($)
Michael T. Fiore—Co-Chairman of the Board and Chief Executive Officer (4)	2000 1999	327,083 289,585	75,000 60,000	700,983 —	(9)	1,500,000 75,000
Steve R. Matzkin, D.D.S.—Co-Chairman of the Board, President and Chief Dental Officer (5)	2000 1999	304,807 274,614	70,000 180,000	536,594 —	(10)	1,175,000 75,000
L. Theodore Van Eerden—Executive Vice President and Chief Development Officer (6)	2000 1999	182,917 155,000	60,000 55,000	— —		275,000 10,000
Grant M. Sadler—Senior Vice President/Development and Co-Founder (7)	2000 1999	178,333 175,000	40,000 30,000	28,612 —	(11)	125,000 25,000
Norman R. Huffaker—Chief Financial Officer (8)	2000 1999	148,125 140,000	32,500 28,500	— —		150,000 10,000

(1)
The Company did not commence operations until March 13, 1999, the effective date of a merger pursuant to which Gentle Dental Service Corporation and Dental Care Alliance, Inc. each became a wholly-owned subsidiary of the Company.
(2)
The aggregate amount of perquisites and other personal benefits provided to each Named Officer is less than 10% of total salary and bonus of such officer, except for the amounts listed.
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
(9)
Includes $621,300 amortized by the Company in connection with Mr. Fiore's retention loan. The difference in amount of the note and the value of the collateral at the date of the loan is being amortized over the life of the note, representing stock compensation expense. This amount also includes $52,977 amortized by the Company in connection with the forgiveness of a $150,000 loan to Mr. Fiore by the Company due in May 2002 and $26,706 amortized by the Company in connection with the Company's waiver of its right to repurchase certain shares of Common Stock owned by Mr. Fiore.
(10)
Amount amortized by the Company attributable to Mr. Matzkin's retention loan granted by the Company in 2000. The difference in amount of the note and the value of the collateral at the date of the loan is being amortized over the life of the note, representing stock compensation expense.
(11)
Amount amortized by the Company attributable to Mr. Sadler's retention loan granted by the Company in 2000. The difference in amount of the note and the value of the collateral at the date of the loan is being amortized over the life of the note, representing stock compensation expense.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning the stock options granted to the Named Executive officers during the 2000 fiscal year. All the grants were made under the Company's 1999 Stock Incentive Plan and 2000 Key Executive Stock Incentive Plan. The 2000 Key Executive Stock Incentive Plan has not yet been approved by the Company's stockholders and that plan and the options granted thereunder remain subject to stockholder approval of that plan. No stock appreciation rights were granted to the Named Officers during fiscal year 2000.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted (#)
			% Total Options Granted to Employees in Fiscal Year (1)	Exercise of Base Price ($/sh)
Name					Expiration Date
						5%	10%
Michael T. Fiore	1,500,000	(3)	24.6%	4.00	5-8-2010	9,773,368	15,562,455
Steven R. Matzkin, D.D.S.	1,175,000	(4)	19.3%	4.00	5-23-2010	7,521,828	11,977,254
L. Theodore Van Eerden	300,000	(5)	4.5%	3.93	5-23-2010	1,760,428	2,803,187
Grant M. Sadler	125,000	(6)	2.1%	3.93	5-23-2010	800,194	1,274,176
Norman R. Huffaker	150,000	(7)	2.5%	3.93	5-23-2010	960,233	1,529,011

(1)
Based on an aggregate of 3,205,000 options granted to directors and employees of the Company in fiscal year 2000, including the named executive officers.

(2)
The potential realizable value is calculated based on the term of the option at its time of grant and assumes a fair market value equal to the exercise price per share on the date of grant. It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option (ten years) and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

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

Aggregate Option Exercises and Fiscal Year End Values

    None of the Named Officers exercised an option during fiscal year 2000. The table below sets forth information with respect to such option exercise and the unexercised options held by the Named Officers as of the end of fiscal year 2000. No stock appreciation rights were exercised during such fiscal year, and no stock appreciation rights were outstanding at the end of such fiscal year.

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

Compensation Committee Interlocks and Insider Participation

    The Board of Directors established a Compensation Committee in March 1999. The Compensation Committee currently consists of Messrs. Finzi, Posey, and Raucci. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries at any time during fiscal 2000.

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

    Long-Term Incentive Awards.  The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of the Company's stockholders and encourages executives to remain in the Company's employ. The Board granted options in accordance with its 1999 Stock Incentive Plan and 2000 Key Executive Stock Incentive Plan. Grants are awarded under these plans based on a number of factors, including the individual's level of responsibility, the amount and term of options already held by the individual, the individual's contributions to the achievement of the Company's financial and strategic objectives, and industry practices and norms. The grants under the 2000 Key Executive Stock Incentive Plan are subject to stockholder approval. Additionally, due to various factors occurring during 2000 that affected the Company's stock price and its executive officers' liquidity in the Company's Common Stock, and in an effort to induce key executive officers to continue their employment with the Company, the Compensation Committee believed that it was in the best interests of the Company to grant certain retention bonuses and loans to certain executive officers. These retention bonuses and loans contained provisions that would induce each such officer to continue his employment with the Company.

Chief Executive Officer Compensation

    Mr. Fiore's current base salary of $350,000 is paid pursuant to the terms of his amended employment agreement with the Company and Mr. Fiore also received a bonus of $75,000. During fiscal year 2000, Mr. Fiore was granted 500,000 options under the 1999 Stock Incentive Plan and 1,000,000 options under 2000 Key Executive Stock Incentive Plan. For 2001, the Compensation Committee will evaluate his compensation consistent with the factors described above for all executive officers. The grants under the 2000 Key Executive Stock Incentive Plan are subject to stockholder approval. Additionally, in fiscal year 2000, Mr. Fiore received a loan from the Company in the amount of 5,000,000. The loan contained terms to induce Mr. Fiore to continue his employment with the Company and was secured by a pledge of the Company's Common Stock and options to acquire the Company's Common Stock owned by Mr. Fiore. The loan is full recourse until May 2002, at which time the only recourse will be with respect to the Company's Common Stock and options described above that are pledged as collateral.

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

[PERFORMANCE GRAPH]
INDEXED RETURNS

		Quarters Ending
	Base Period 12Mar99
Company Name/Index		Mar99	Jun99	Sep99	Dec99	Mar00	Jun00	Sep00	Dec00
INTERDENT INC	100	110.00	146.25	167.50	161.25	102.50	71.25	93.75	25.00
NASDAQ US INDEX	100	103.56	113.28	116.10	171.60	192.61	167.48	154.12	103.16
PEER GROUP	100	104.14	121.65	102.36	69.38	78.45	74.27	58.16	42.34
PEER GROUP COMPANIES
AMERICAN DENTAL PARTNERS INC.
CASTLE DENTAL CENTERS INC.
E-DENTIST.COM INC.
MONARCH DENTAL CORP.

    The graph assumes that $100 was invested on March 13, 1999 in the Company's common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's common stock.

    The Company's stock was first traded publicly on March 13, 1999. The graph depicts cumulative returns calculated on an annual basis on $100 invested in InterDent Common Stock, the Nasdaq Composite Index and a Peer Group Index consisting of American Dental Partners, Inc., Castle Dental Centers, Inc., E-Dentist.com, Inc., and Monarch Dental Corp.

(1)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

Name	Number of Shares (#)(1)	Percent (%)(2)
Michael T. Fiore (3)	700,428	1.69%
Dr. Steven R. Matzkin (4)	2,658,517	6.43%
L. Theodore Van Eerden (5)	214,403	*
Norman R. Huffaker (6)	110,256	*
Robert Finzi (7)	3,793,105	9.18%
Eric Green (8)	3,604,628	8.72%
Paul H. Keckley (9)	29,083	*
H. Wayne Posey (10)	59,445	*
Robert F. Raucci (11)	43,587	*
Curtis Lee Smith, Jr. (12)	796,797	1.93%
Arthur E. Levine (13)	4,875,000	11.80%
C.B. Capital Investors, L.P. (14) 380 Madison Avenue 12 Floor New York, NY 10017 Attention: Eric Green	3,604,628	8.72%
Sprout Capital VII L.P. and certain related Entities (15) 3000 Sand Hill Road Bldg. 3, Suite 170 Menlo Park, CA 94025 Attention: Robert Finzi	3,793,105	9.18%
SRM Trust	2,553,677	6.18%
Levine Leichtman Capital Partners II, L.P. (16) 335 North Maple Drive, Suite 240 Beverly Hills, CA 90210	4,875,000	11.80%
All executive officers and directors as a group (11 persons) (17)	14,564,126	35.24%

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

(13)
Includes 2,750,000 shares of Common Stock and 2,125,000 shares of Common Stock issuable upon exercise of warrants at a price of $4.13 per share, beneficially owned by Levine Leichtman Capital Partners II, L.P. Levine Leichtman Capital Partners, Inc. is the general partner of Levine's Leichtman Capital Partners II, L.P. Mr. Levine, as an affiliate of Levine Leichtman Capital Partners, Inc., may be deemed to share voting and dispositive power with respect to such shares. Mr. Levine disclaims beneficial ownership of these shares.

(14)
Consists of 3,603,545 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. The general partner of C.B. Capital Investors, L.P. is C.B. Capital Investors, Inc., a wholly-owned subsidiary of The Chase Manhattan Bank, which has voting and investment control over C.B. Capital Investors, L.P.

(15)
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

(16)
Includes 2,750,000 shares of Common Stock and 2,125,000 shares of Common Stock issuable upon exercise of warrants at a price of $4.13 per share.

(17)
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

Item 13. Certain Relationships and Related Transactions

    In fiscal year 2000, Messrs. Fiore, Matzkin and Sadler executed interest-bearing secured promissory notes payable to the Gentle Dental Management, Inc. in the amounts of $5,000,000, $5,000,000 and $400,000, respectively. The notes represent amounts advanced to the officers to induce such officers to continue their employment with Company. The notes are due in full at various dates in May and June 2004, payable in cash or by delivery of common stock and/or options with varying minimum per share values. The notes executed by Mr. Fiore bear interest at the rate of 6.4%, compounded annually and the notes executed by Messrs. Matzkin and Sadler bear interest at the rate of 10.2%, compounded annually. Messrs. Fiore, Matzkin, and Sadler pledged 333,000, 830,237 and 175,031 shares of the Company's common Stock, respectively, and Mr. Fiore pledged all granted but unexercised options as of such date under pledge and security agreements executed in connection with the notes to secure the respective officers performance of his obligations under the notes. The notes are full recourse until May 2002 and June 2002, at which time the only recourse will be with respect to the common stock and options described above that are pledged as collateral. At the time the notes and pledge and security agreements were entered into between the Company and the above-named officers, the per share trading price of the Company's Common Stock ranged from $3.37 to $4.06.

    On April 1, 1997, Mr. Fiore was granted stock options by GMS Dental Group, Inc. exercisable for 750,000 shares of GMS Dental Group, Inc. common stock at an aggregate exercise price of $150,000. On the same date, Mr. Fiore exercised the option for all such shares. The exercise price was paid in the form of a secured promissory note in the principal amount of $150,000, which bears annual interest at the rate of 6.84% compounded annually. All unpaid principal and accrued interest is subject to forgiveness in May 2002, as outlined by certain provisions of Mr. Fiore's amended employment agreement as discussed in Item 11 above.

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

    On June 15, 2000, the Company completed a $36,500,000 private financing with Levine Leichtman Capital Partners II, L.P. through the sale of 2,750,000 shares of the Company's Common Stock, warrants to purchase 2,125,000 shares of the Company's Common Stock, as well as the sale of senior subordinated notes in the amounts of $25,500,000. In connection with the transaction, Arthur Levine, President of Levine Leichtman Capital Partners, Inc., a California corporation, which is the general partner of Levine Leichtman Capital Partners II, L.P., was given a seat on the Company's Board. On March 28, 2001, Mr. Levine resigned as a member of the Company's Board.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Financial Statement Schedules

1 & 2	The financial statements and schedules filed as part of this report as listed in the index to the Consolidated Financial Statements under Item 8.

Exhibits

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Merger, dated February 3, 1999. Incorporated by reference to Exhibit 2.2 of InterDent's Amendment No. 3 to Registration Statement on Form S- 4 Registration No. 333-66475, filed on February 9, 1999.
2.2	Amendment No. 2 to the Agreement and Plan of Reorganization and Merger, dated February 9, 1999. Incorporated by reference to Exhibit 2.3 of InterDent's Amendment No. 4 to Registration Statement on Form S- 4 Registration No. 333-66475, filed on February 9, 1999.
2.3	Agreement and Plan of Merger, by and between ID Recap, Inc. and InterDent, Inc., dated October 22, 1999. Incorporated by reference to Exhibit 2.1 of InterDent's Current Form 8-K, filed on October 25, 1999.
3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of InterDent's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998.
3.2	Bylaws, as amended. Incorporated by reference to Exhibit 3.3 of InterDent's Registration Statement on Form S-4, Registration No. 333-66475, filed on October 30, 1998
4.1	Promissory Note executed by Gentle Dental Service Corporation, a Washington corporation, Gental Dental Management, Inc., a Delaware corporation and Dental Care Alliance, Inc., a Delaware corporation, in favor of Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 4.1 of InterDent's Report on Form 8-K filed on June 27, 2000.
4.2	Warrant to purchase shares of common stock executed by InterDent, Inc, a Delaware corporation, in favor of Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 4.2 of InterDent's Report on Form 8-K filed on June 27, 2000
10.1	Credit Agreement, dated as of March 31, 2000 (the "Credit Agreement"), by and among Gentle Dental Service Corporation, Gentle Dental Management, Inc., and Dental Care Alliance, Inc. as borrowers (the "Borrowers"), certain InterDents's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The Chase Manhattan Bank, as syndication agent (the "Syndication Agent"). Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.
10.2	Amendment Agreement No. 3 to the Amended and Restated Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.
10.3	Amended and Restated Guaranty, dated as of March 31, 2000, by InterDent, Inc. in favor of the Administrative Agent. Incorporated by reference to InterDent's Form 10-Q, filed on May 15, 2000.

10.4	Addendum #1 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on August 14, 2000.
10.5	Addendum #2 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.6	Promissory Note, dated May 16, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.7	Promissory Note, dated June 15, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.8	Promissory Note, dated September 1, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-K filed April 17, 2001.
10.9	Pledge and Security Agreement, dated May 16, 2000, between Gentle Dental Management, Inc. and Michael T. Fiore. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.10	Promissory Note, dated June 15, 2000, between Gentle Dental Management, Inc. and Steven R. Matzkin. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.11	Pledge and Security Agreement, dated June 15, 2000, between Gentle Dental Management, Inc. and Steven R. Matzkin. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.12	Promissory Note, Dates June 16, 2000, between Gentle Dental Management, Inc. and Grant Sadler. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
10.13	Pledge and Security Agreement, dated June 16, 2000, between Gentle Dental Management, Inc. and Grant Sadler. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.
11	Statement regarding computation of per share earnings. Incorporated by reference to Note 2 of the financial statements included in Item 8 of this report.
21	Subsidiaries of the registrant. Incorporated by reference to InterDent's Form 10-K filed April 17, 2001.
23.1	Consent of Independent Accountants, KPMG LLP.
23.2	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
99.1	Securities Purchase Agreement dated June 15, 2000, by and among Gentle Dental Service Corporation, a Washington corporation, Gentle Dental Management, Inc., a Delaware corporation, Dental Care Alliance, Inc., a Delaware corporation, InterDent, Inc., a Delaware corporation, the Subsidiaries of InterDent, and Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 99.2 of InterDent's Report on Form 8-K filed on June 27, 2000.
99.2	Investor Rights Agreement dated June 15, 2000, by and among Sprout Capital VII, L.P., Sprout Growth II, L.P., The Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ First ESC L.L.C., SRM '93 Children's Trust, CB Capital Investors, LLC, Michael T. Fiore, Steven R. Matzkin, D.D.S. and Curtis Lee Smith, Jr., InterDent, Inc., a Delaware corporation, and Levine Leichtman Capital Partners II, L.P., a California limited partnership. Incorporated by reference to Exhibit 99.3 of InterDent's Report on Form 8-K filed on June 27, 2000.

99.3	First Amendment to Registration Rights Agreement, dated June 15, 2000, by and among InterDent, Inc., the Requisite Holders and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 99.4 of InterDent's Report on Form 8-K filed on June 27, 2000.
99.4	InterDent, Inc. 2000 Key Executive Stock Incentive Plan. Incorporated by reference to InterDent's Form 10-Q, filed on November 20, 2000.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2001.

INTERDENT, INC.
By:	/s/ MICHAEL T. FIORE Michael T. Fiore Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2001.

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

FORM 10-K/A
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
  Item 11. Executive Compensation
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
PART IV
  Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K