Form 10-Q
period 2001-03-31
INTERDENT INC
filed 2001-05-15
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 1, 2001 23,993,540 shares of the issuer's common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share amounts)

	March 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$9,340	$5,293
Accounts receivable, net	24,899	24,403
Management fee receivables	5,498	4,998
Current portion of notes and advances receivable from professional associations, net	925	923
Supplies inventory	4,982	5,016
Prepaid and other current assets	5,453	7,253

Total current assets	51,097	47,886

Property and equipment, net	33,077	33,859
Intangible assets, net	152,524	150,621
Notes and advances receivable from professional associations, net of current portion	5,732	4,551
Other assets	7,419	7,312

Total assets	$249,849	$244,229

Liabilities, Redeemable Common Stock and Shareholders' Equity
Current liabilities:
Accounts payable	$10,864	$7,597
Accrued payroll and payroll related costs	9,162	10,007
Other current liabilities	21,591	19,688
Current portion of long-term debt and capital lease obligations	22,055	14,673

Total current liabilities	63,672	51,965

Long-term liabilities:
Obligations under capital leases, net of current portion	2,714	2,846
Long-term debt, net of current portion	117,797	124,634
Convertible senior subordinated debt	33,292	32,731
Other long-term liabilities	119	117

Total long-term liabilities	153,922	160,328

Total liabilities	217,594	212,293

Redeemable common stock, $0.001 par value, 133,394 and 137,109 shares issued and outstanding in 2001 and 2000, respectively	1,434	1,484

Shareholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock—Series A, 100 shares authorized and outstanding	1	1
Convertible Preferred stock—Series B, 70,000 shares authorized, zero shares issued and outstanding	—	—
Preferred stock—Series C, 100 shares authorized, zero shares issued and outstanding	—	—
Convertible Preferred stock—Series D, 2,000,000 shares authorized, 1,628,663 shares issued and outstanding	12,089	12,089
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,860,146 shares issued and outstanding	24	24
Additional paid-in capital	76,278	76,276
Notes receivable:
Shareholder	(556)	(576)
Deferred compensation	(9,350)	(10,218)
Accumulated deficit	(47,665)	(47,144)

Total shareholders' equity	30,821	30,452

Total liabilities, redeemable common stock and shareholders' equity	$249,849	$244,229

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues:
Dental practice net patient service revenue	$71,826	$60,170
Net management fees	11,533	10,805
Licensing and other fees	219	225

Total revenues	83,578	71,200

Operating expenses:
Clinical salaries, benefits, and provider costs	35,539	28,383
Practice non-clinical salaries and benefits	11,720	10,084
Dental supplies and lab expenses	10,919	8,753
Practice occupancy expenses	4,961	4,152
Practice selling, general and administrative expenses	8,101	6,843
Corporate selling, general and administrative expenses	3,223	3,344
Management merger and retention bonus	—	1,159
Stock compensation expense	891	—
Corporate merger and restructure costs	—	1,730
Depreciation and amortization	3,215	2,871

Total operating expenses	78,569	67,319

Operating income	5,009	3,881

Nonoperating income (expense):
Interest expense, net	(5,487)	(2,491)
Other, net	8	(1)

Nonoperating expense, net	(5,479)	(2,492)

Income (loss) before income taxes	(470)	1,389
Provision for income taxes	50	556

Net income (loss)	(520)	833
Accretion of redeemable common stock	(1)	(2)

Net income (loss) attributable to common stock	$(521)	$831

Income (loss) per share attributable to common stock—basic	$(.02)	$0.04

Income (loss) per share attributable to common stock—diluted	$(.02)	$0.04

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(520)	$833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,215	2,871
Loss on disposal of assets	8	—
Non-employee stock options granted and stock issued for fees and compensation	2	6
Amortization of stock compensation expense	891	—
Interest income on shareholder notes	(3)	(4)
Notes issued or accrued as interest payment-in-kind	561	565
Interest amortization on deferred financing costs and discounted debt	385	96
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(496)	(2,081)
Management fees receivable	(500)	213
Supplies inventory	34	(22)
Prepaid expenses and other current assets	1,800	193
Other assets	(215)	(342)
Accounts payable	3,267	681
Accrued payroll and payroll related costs	(845)	2,335
Accrued merger and restructure	(102)	531
Other liabilities	643	(1,639)

Net cash provided by operating activities	8,125	4,236

Cash flows from investing activities:
Purchase of property and equipment	(716)	(2,251)
Net payments received on notes receivable from professional associations	61	61
Net advances to professional associations	(1,219)	(2,973)
Cash paid for acquisitions and earn-outs, including direct costs, net of cash acquired	(1,533)	(1,877)

Net cash used in investing activities	(3,407)	(7,040)

Cash flows from financing activities:
Net proceeds from credit facilities	580	4,402
Payments on long-term debt and obligations under capital leases	(1,028)	(1,273)
Payments of deferred financing costs	(172)	—
Proceeds from issuance of common and preferred stock	—	69
Exercise of put rights	(51)	—
Exercise of stock options	—	18

Net cash provided by (used in) financing activities	(671)	3,216

Increase in cash and cash equivalents	4,047	412
Cash and cash equivalents, beginning of period	5,293	539

Cash and cash equivalents, end of period	$9,340	$951

Cash paid for interest	$3,596	$2,161

Cash paid (refunded) for income taxes	$(1,437)	$1,140

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

March 31, 2001 and 2000

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

    Corporate practice of medicine laws in the states in which InterDent currently operates prohibit it from owning dental practices. In response to these laws the Company has executed management services agreements ("MSAs") with various PAs. Under those circumstances where the MSAs meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those PAs are included in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient revenues and related expenses of these PAs. In instances where the MSAs have not met the criteria for consolidation, the Company does not consolidate the accounts of the PAs. Accordingly, the condensed consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the condensed consolidated statements of operations include only the Company's net management fee revenues generated from those MSAs and the Company's expenses associated with those MSAs.

Interim reporting

    The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000 included in Form 10-K/A filed on May 1, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the entire year.

Net revenues

    Revenues consist primarily of PA net patient service revenue ("net patient revenue") and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged to the unconsolidated PAs in accordance with the respective MSAs as a percentage of the PAs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts. Such revenues are recognized as services are performed based upon usual and customary rates or contractual rates agreed to with managed care payors. Revenues for orthodontic services are recognized based upon the percentage of costs incurred in the initial month of service compared to estimated total costs, with the remaining revenue realized over the contractual service period.

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

    Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays existing debt, and the operations improve. The Company has an established reserve policy for advances to PAs. Based upon such factors as operational performance history and initial acquisition funding, the Company reserves against management fees and advances made to individual PAs for those practices which do not meet expectations after a certain period of time. Such reserves are increased or decreased as appropriate according to performance trends of the individual practices. The Company has established a reserve of $21,436 as of March 31, 2001, including amounts recorded as an impairment of receivables from PAs during the fourth quarter of 2000 as a result of the value contemplated in the agreement to sell DCA stock that is anticipated to close in the second quarter of 2001, as discussed in note 9. An additional reserve of receivables from PAs of $839 was recorded for the three months ended March 31, 2001.

    Notes receivable from PAs relates to financing of certain medical and non-medical capital additions made by certain unconsolidated PAs.

    Advance and note amounts to be collected within the next year are classified as current in the accompanying condensed consolidated balance sheets. Advances to PAs bear interest at 10.5%. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are generally personally guaranteed by the PA owners and cross-collateralized by the PAs under common ownership.

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

    Intangible assets included in the condensed consolidated balance sheets primarily represent the value assigned to MSAs and goodwill in connection with certain completed dental practice affiliations. Periodically, the Company reviews the recoverability of these intangible assets for possible impairment on an individual practice level basis, which is the lowest level of identifiable cash flows. This measurement evaluates the ability to recover the balance of the intangible asset from expected future operating cash flows on an undiscounted basis through the remaining amortization period. In determining expected future cash flows, the Company considers current operating results in connection with anticipated future cash flows, which includes assumptions relating to revenue growth, capital improvements, debt service, operational initiatives, and other circumstances to make such estimates and evaluations. If impairment exists, the amount of such impairment is calculated based upon the estimated fair value of the asset. During the fourth quarter of 2000, the Company recorded an impairment of certain intangibles as a result of the value indicated by the agreement to sell DCA stock that is anticipated to close in the second quarter of 2001, as discussed in note 9. No additional impairment of intangible assets was recorded during the three months ended March 31, 2001.

Investment

    On September 3, 1999, the Company entered into a seven year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock, and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. The investment is carried at cost in the absence of other than temporary decline in value as the Company is not able to exercise significant influence over DXC, and the Company's ownership is less than 20%. The investment is included within other assets in the accompanying condensed consolidated balance sheets.

Long-lived assets

    The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the assets to its fair value as determined from expected future discounted cash flows. During the fourth quarter of 2000, the Company recorded an impairment for certain receivables from PAs and intangibles as a result of the value indicated by the agreement to sell DCA stock that is anticipated to close in the second quarter of 2001, as discussed in note 9. An additional $1,029 has been reserved for collectibility of advances to PAs during the three months ended March 31, 2001.

Deferred compensation

    The Company made advances to certain officers of the Company in order to retain and provide incentives to such officers. In connection with these advances, such officers issued interest-bearing notes receivable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes receivable are included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officer until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The difference in the amount of the notes and the value of the collateral at the date of the loans is being amortized over the life of the notes, representing stock compensation expense. The amortization reflects the deficit of the underlying pledged collateral on the individual note dates. The Company also adjusts the amortization to reflect changes in the quoted fair market value. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes.

Net income (loss) per share

    The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income or loss divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method.

    For the three months ended March 31, 2001, and 2000, dilutive potential common shares of 16,882,350 and 3,257,328, respectively, consisting of convertible subordinated debt and the exercise of certain options and warrants have been excluded from the computation of diluted income (loss) per share as their effect is anti-dilutive.

    The following table summarizes the computation of net income per share:

	Three Months Ended March 31,
	2001	2000
Net income (loss) attributable to common stock	$(521)	$831

Basic shares reconciliation:
Weighted average common shares outstanding	23,993,540	21,162,937
Contingently issuable common shares	—	—
Contingently repurchaseable common shares	(358,220)	(568,712)

Basic shares	23,635,320	20,594,225

Convertible preferred stock	—	1,628,665
Warrants	—	96,083
Put rights	—	56,471
Contingent shares	—	15,856
Assumed conversion of options	—	340,794

Diluted shares	23,635,320	22,732,094

Net income (loss) attributable to common stock:
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

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

Income taxes

    Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded for the quarter ended March 31, 2001 represents the Company's estimate of state income tax estimated to be payable. The Company has a valuation allowance to offset the federal tax benefit of loss carryforwards.

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

New accounting pronouncements

    FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, was adopted effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The implementation of FASB No. 133 in 2001 has not had a material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement replaces Statement of Financial Accounting Standards No. 125, and is effective in the second quarter of 2001. SFAS 140 revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 will not have a material impact on the Company's financial position or results of operations.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

(3) REVENUES

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

    The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

	Three Months Ended March 31,
	2001	2000
Dental practice net patient service revenue—all PAs	$90,453	$76,886
Less: Dental practice net patient service revenue—unconsolidated PAs	(18,627)	(16,716)

Reported practice net patient service revenue	$71,826	$60,170

Dental practice net patient service revenue—unconsolidated PAs	$18,627	$16,716
Less: Amounts retained by dentists	(7,094)	(5,911)

Net management fees	$11,533	$10,805

(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

Business combinations

    On March 12, 1999, Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance, Inc. ("DCA") completed mergers in which each entity became a wholly owned subsidiary of InterDent, Inc. a newly formed company.

    During the three months ended March 31, 2000 and for the year ended December 31, 2000, the Company recorded a restructuring charge of $1,183 relating to the Company's restructuring plan as a result of the mergers. There were no merger or restructure charges recorded during the three months ended March 31, 2001. The Company's restructuring plan is substantially complete and management does not anticipate additional restructuring charges as a result of the mergers. Included in other current liabilities at March 31, 2001 is $1,950 in accrued merger and restructure costs. The Company is pursuing discounts on previously expensed merger and restructure costs. The Company expects to make payment upon finalization of such discounts, if any.

Terminated merger

    On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company recorded direct merger expenses of $547 associated with this agreement during the three months ended March 31, 2000, and for the year ended December 31, 2000, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. All of these expenses have been accrued in prior periods, and no expenses related to the terminated merger were recorded in the three months ended March 31, 2001. All costs incurred as a result of the terminated merger have been paid as of March 31, 2001.

    The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and Leonard Green terminated merger from January 1, 2000 through March 31, 2001:

	Three-Months Ended March 31, 2000	Year Ended December 31, 2000
Corporate merger and restructure costs:
GDSC and DCA combination:
Direct investment banking, accounting, legal and other advisory fees	$47	$47
Employee retention, severance and training costs	39	39
Systems integration and conversion	1,097	1,097
Redirection of duplicative operations, programs and other costs	—	—

Total	1,183	1,183

InterDent and Leonard Green proposed merger:
Direct investment banking, accounting, legal and other advisory fees	547	547

Total corporate merger and restructure costs	$1,730	$1,730

	Beginning Balance	Expense	Payments	Ending Balance
Accrued merger and restructure liability:
Merger and restructure activity for the year ended December 31, 2000	$2,925	$1,730	$(2,603)	$2,052

Merger and restructure activity for the three-months ended March 31, 2001	$2,052	$—	$(102)	$1,950

Dental practice affiliations

    In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. During the three months ended March 31, 2001, the Company agreed with sellers to convert $723 of amounts due during the period under earn-out agreements into long-term notes payable. As of March 31, 2001, the Company had accrued $11,264 for future earn-out payments, of which all are anticipated cash payments and are included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $18,000 and $23,000 from April 2001 to December 2003, of which the majority is expected to be paid in cash. In future years, such additional earn-out consideration could result in additional amortization of $720 to $920 annually.

(5) DEBT

    In 1998, the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a payment-in-kind ("PIK") note. The PIK notes also bear interest at 7%. During the three months ended March 31, 2001, the Company issued/accrued a total of $561 in PIK notes. The Convertible Notes are convertible into shares of the common stock at $9.21 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

    In March 2000, the Company entered into an agreement to increase its existing senior revolving credit facility (the "Credit Facility") from $90,000 to $120,000, with immediate funding available of $101,000. The revolving feature of the Credit Facility expires on September 30, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments and maturing on March 31, 2005. Principal amounts owed under the Credit Facility bear interest at varying amounts over LIBOR (3.00% - 3.50%) or the prime rate (1.25% - 1.75%), at the Company's option, based on the level of its leverage ratio. The Credit Facility requires the Company to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding.

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of the Company to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval and requirements relating to maintenance of a specified net worth and compliance with specified financial ratios. In addition, the Credit Facility requires the Company to notify the lenders prior to making any acquisition and to obtain the consent of the lenders prior to making acquisitions over a specified purchase price. The obligations of the Company under the Credit Facility and the subsidiaries under the guarantees are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 2,750,000 shares of common stock valued at $11,000. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25,500 (the "Levine Note"). The net proceeds from the transaction were partially utilized to pay down existing balances outstanding under the Credit Facility, as required under the Credit Facility.

    The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest at 15% in a PIK note. PIK notes also bear interest at 12.5%. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

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

    Each of the agreements has been amended in April 2001 to waive the defaults that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent periods, see note 9.

(6) SHAREHOLDERS' EQUITY

Deferred Compensation

    During 2000, the Company advanced $11,500 to certain officers of the Company in order to retain and provide incentives to such officers. In connection with these advances, such officers issued interest-bearing note receivables to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market interest rate. The notes and accrued interest have various maturity dates through June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officer until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. Approximately $5,970 of the notes is being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. During the three months ended March 31, 2001, the Company recorded an expense of $382 for amortization of stock compensation expense. The remaining amount to be amortized as of March 31, 2001 is $4,781.

    The Company also adjusts the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. During the three months ended March 31, 2001, the Company recorded amortization expense of $486. As of March 31, 2001, a decline on the value of stock of $3,897 remains to be amortized over the note lives if the stock price remains at current levels.

Shareholder Notes Receivable

    In 1997, the Company was issued a shareholder note receivable by an officer with a face amount of $150. In connection with the execution of the officer's amended employment agreement in May 2000, the note and related accrued interest of $182, subject to provisions of the agreement, will be forgiven in May 2002. The note and accrued interest is being expensed over the twenty-four month period. The Company recorded a stock compensation expense of $23 in the three months ended March 31, 2001. The remaining amount to be amortized as of March 31, 2001 is $132.

(7) CONTINGENCIES

    On November 12, 1999, Robert D. Rutner filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Services, Inc. and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. No trial date has been set. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On October 18, 2000 Amerident Dental Corporation ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. Discovery is ongoing and no trial date has been set. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

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

    The Company has guaranteed a portion of the PAs debt. The guarantees relate primarily to debt incurred related to the acquisition of dental practices, and is in addition to collateral already provided by the PA. As of March 31, 2001, the amount of PA debt guaranteed by the Company is approximately $3,190.

(8) LIQUIDITY

    The Company believes that cash flow from operations and payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations during the twelve months ended March 31, 2002. However, at March 31, 2001, current liabilities exceeded current assets by $12,815. The Company is required to begin quarterly payments of $7,214 to its senior lenders beginning October 1, 2001, and has obligations to fund payments of $7,800 through March 31, 2002 to sellers of dental practices under notes payable and an additional amount for earn-out agreements, depending on practice performance, estimated to be $11,264 at March 31, 2001. Furthermore, the Company advances funds to the PAs to finance their repayment of debt to the sellers of dental practices purchased by the PA owners. These advances are expected to equal approximately $5,000 in 2001, net of repayments, of which $1,219 has already been advanced as of March 31, 2001. The Company expects to significantly improve cash flow from operations in 2001 compared to 2000 as a result of growth and operational improvements, before considering the impact of the sale of DCA. The Company also expects to pay certain earn-out obligations with notes payable issued by the Company. Additional funds are required to meet its obligation of $7,214 due to senior lenders January 1 and April 1, 2002.

    The Company expects to receive net proceeds of $25,000 cash from the sale of DCA, including license fees, which will be used to pay the $1,000 amendment fee on the senior revolving credit facility, as discussed in note 9, and to reduce the credit facility. Furthermore, the sale of DCA would eliminate the ongoing requirement to fund advances to PAs, as described above, which is expected to result in a net improvement in cash flow. The Company believes that cash flow from operations, payment of certain obligations under earn-out arrangements with notes payable, the sale of DCA and sale of other non-core dental practices will be sufficient to fund its obligations through the next fiscal year, including the obligation of $7,214 due to the senior lenders January 1 and April 1, 2002. If the sale of DCA is not completed, the Company will require at least $14,428 additional funding through sale of assets, payment of additional obligations to sellers using notes payable, additional borrowing arrangements or issuance of equity securities, in addition to the achievement of improved operating cash flows described above, to meet its obligations through April 1, 2002. There can be no assurance that any such asset sales or financing will be available or will be available on terms acceptable to InterDent or that operational improvements will be achieved.

(9) SUBSEQUENT EVENTS

    In April 2001, we entered into an amendment to our existing senior revolving credit facility (the "Credit Facility") to provide a maximum available funding of $101,000 and amend certain covenants. In connection with the execution of the amendment, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, the Company agreed to an amendment fee of $1,000 payable on or before September 30, 2001 and an additional fee of $1,000 payable at maturity of the term loan. The Company also issued a warrant to purchase 1,000,000 shares of the Company's common stock at a strike price equal to the common stock fair market value one day prior to the close of the transaction.

    The revolving feature of the Credit Facility expires on October 1, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments of $7,214 and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments

    The Credit Facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding. Principal amounts owed under the Credit Facility bear interest at LIBOR plus 5.50% or the prime rate plus 3.75%, at our option. If we raise qualified additional capital, by April 1, 2002 ("Equity Conversion Date"), the interest rate under the Credit Facility reduces to LIBOR plus 3.50% or the prime rate plus 1.75%, at our option. The interest rates also increase by 1% on each anniversary of the Conversion Date.

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirement to defer a minimum of $4,500 of earnout payments under earnout arrangements to 2002, requirements relating to maintenance of specified levels of cashflows and compliance with specified financial ratios. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    Upon execution of the amended agreement, we will incur a non-cash charge of approximately $850 in April 2001 for the write-off of certain prepaid debt costs related to previously entered Credit Facility agreements.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2,250, payable in additional notes, increase the PIK interest rate to 16.5%, and reduce the price of the warrants from an initial strike price of $6.84 per share to $4.13 per share.

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

    In April 2001, the Company entered into a definitive agreement to sell the stock of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction also includes the assets associated with the notes receivable made to officers of DCA. The total consideration is $36,000, including cash of $23,000 and the assumption of related debt and operating liabilities, and a license fee of $2,000 in cash. Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement for $2,000 in cash, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Simultaneous with the execution of the definitive agreement, the parties also entered into a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters. The transaction is expected to be completed in the second quarter of 2001. Accordingly, pursuant to FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company evaluated the recoverability of the long-lived assets as a result of the proposed sale of DCA stock, including notes and advances to PAs and intangibles. In the fourth quarter of 2000, the Company estimated future undiscounted cashflow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, the Company adjusted the carrying value of these assets to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. In addition, interest income from the notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense. An additional reserve of receivables from PAs of $839 was recorded for the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, changes in interst rates, planned sales of assets, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; changes in business strategy; general economic conditions; changes in health care laws, regulations or taxes; risks related to development and upgrading systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Overview

    As of March 31, 2001, we provided comprehensive management services to a dental practice network that employed 813 dentists, including 197 specialists, practicing out of 244 dental offices and 2,197 operatories. Our dental practice network is located in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington.

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

    The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. Our condensed consolidated financial statements, included elsewhere herein, are prepared in conformity with the consensus reached in EITF 97-2.

    Under those circumstances where the management service agreements meet the criteria for consolidation as outlined in EITF 97-2, all the accounts of those affiliated dental practices are included in our condensed consolidated financial statements included elsewhere herein. Accordingly, our condensed consolidated statements of operations include the dental practice net patient revenue and related expenses of those affiliated dental practices. In instances where the management service agreements have not met the criteria for consolidation, we do not consolidate the accounts of the affiliated dental practices. Accordingly, our condensed consolidated statements of operations exclude the dental practice net patient revenues and expenses of these affiliated dental practices. Rather, our condensed consolidated statements of operations include only our net management fees generated from those management service agreements and our expenses incurred in the performance of our obligations under those management service agreements.

Results of Operations

    The following discussion highlights changes in historical revenues and expense levels for the three-month period ended March 31, 2001, compared to the three-month period ended March 31, 2000, as reported in our condensed consolidated financial statements and the related notes thereto appearing elsewhere herein.

Three Months Ended March 31, 2001 Statement of Operations Compared to Three Months Ended March 31, 2000

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue represents the clinical patient revenues at 166 current clinical locations through March 31, 2001 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $71.8 million for 2001 compared to $60.2 million for the three months ended March 31, 2000, representing a 19.3% increase.

    The majority of this revenue growth is due to the addition of 4 affiliated dental practices during the third quarter of 2000, representing 21 locations. These affiliated dental practices have management service agreements that meet consolidation requirements outlined in EITF 97-2. We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for the three months ended March 31, 2001 increased by approximately 10.7% when compared to revenue for the three months ended March 31, 2000.

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 current unconsolidated affiliated dental practice clinical locations through March 31, 2001. At January 1, 2000 we were affiliated with 79 unconsolidated clinical locations. Net management fees were $11.5 million for the three months ended March 31, 2001 and $10.8 million for the three months ended March 31, 2000, representing an increase of 6.5%, associated with a same store unconsolidated practice net patient revenue growth of 12.1%. Substantially all of our management fees revenues are earned by our DCA subsidiary, which we plan to sell as described in note 9 to the condensed consolidated financial statements.

    Licensing and Other Fees.  We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were $0.2 million for the three months ended March 31, 2001 and 2000.

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

    Practice operating expenses were $71.2 million for the three months ended March 31, 2001 compared to $58.2 million for the three months ended March 31, 2000, representing a 22.3% increase. The majority of this increase in practice operating expenses is due to the addition of 4 affiliated dental practices (representing 21 current clinical locations) during the third quarter of 2000, and higher clinical costs in same store operations. Practice operating expenses for the three months ended March 31, 2001 were 85.2% of total revenue compared to 81.7% for the three months ended March 31, 2000. The practice operating margin for the three months ended March 31, 2001 was 14.8% compared to 18.3% for the three months ended March 31, 2000.

    The overall decrease in operating margin is primarily related to a higher cost structure at certain dental practices affiliated during 2000. In particular, as a percentage of total revenues, salary costs are approximately 2.6% higher for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to increased provider cost. To reduce dental supplies and lab expense, we have changed the existing vendor for dental supplies to our preferred vendor, and are in the process of changing our lab providers to preferred vendors. Such other operating costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once the Company's best practices model is fully operational at these locations.

    Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.2 million for the three months ended March 31, 2001 compared to $3.3 million for the three months ended March 31, 2000, representing a 3.0% decrease. The decrease in total corporate selling, general and administrative expenses is the result of implementation of strategic management initiatives in corporate staffing levels in our marketing, human resource, and other corporate support departments to leverage cost effective solutions in solving the infrastructure needs of the Company. We seek to always maximize the effectiveness of corporate infrastructure costs, and as such, these corporate costs as a percentage of revenues have decreased to 3.8% for the three months ended March 31, 2001 compared to 4.7% for the three months ended March 31, 2000.

    Management Merger and Retention Bonus.  On October 22, 1999, we announced the signing of a definitive merger agreement between us and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of our management. The board of directors approved a bonus plan in the first quarter 2000 to help motivate and retain management to implement our plan for a changed strategic direction. We recorded a charge for the year ended December 31, 2000 of $1.2 million relating to our management merger and retention bonus plan, all of which was recorded for the three months ended March 31, 2000. In May 2000, we mutually agreed with Leonard Green & Partners, L.P. to terminate the merger agreement and the related recapitalization transaction. No management merger and retention bonuses were expensed in the first quarter of 2001.

    Stock Compensation Expense.  We have advanced $11.5 million to certain officers as note receivables in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral. The entire balance of the notes is recorded as deferred compensation in shareholders' equity in the condensed consolidated financial statements. Approximately $6 million of the notes are being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. During the three months ended March 31, 2001, we recorded an expense of $0.4 million for amortization of the deficit of the underlying pledged collateral on the individual note dates. As of March 31, 2001, $4.8 million remains to be amortized over the lives of the notes.

    We also adjust the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair market value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. We recorded an expense of $0.5 million during the three months ended March 31, 2001 for the amortization of the decline in the quoted fair market value of the underlying collateral. As of March 31, 2001, a decline in the value of stock of $3.9 million remains to be amortized over the lives of the notes if the stock price remains at current levels.

    Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million will be forgiven, subject to provisions of the agreement. The note and accrued interest are being expensed over the twenty-four month service period ended May 2002. We recorded an expense of $0.02 million in the three months ended March 31, 2001.

    Corporate Merger and Restructure Costs.  We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as a pooling-of-interests. As a result of the business combination we recorded a restructuring charge of $1.2 million for the year ended December 31, 2000, all of which was recorded for the three months ended March 31, 2000, relating to our restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs. As of March 31, 2001, our restructuring plan is substantially complete and we do not anticipate additional restructuring charges as a result of the business combination.

    We also recorded direct merger expenses of $0.5 million for the three months ended March 31, and for the year ended December 31, 2000 associated with the proposed merger with Leonard Green & Partners, L.P. that was terminated in the second quarter of 2000. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees. No additional merger and restructure costs were recorded in 2001.

    Depreciation and Amortization.  Depreciation and amortization were $3.2 million for the three months ended March 31, 2001 compared to $2.9 million for the three months ended March 31, 2000. This increase of 10.3% is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed and earn-out payments made or converted to notes in 2000. It is anticipated that future earn-out payments on completed acquisitions and additional capital expenditure needs will result in additional depreciation and amortization throughout future periods.

    Interest Expense.  Interest expense, net of interest income, was $5.5 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earn-out payments associated with past affiliations throughout 2001 and for the year ended December 31, 2000. In 2001 and for the year ended December 31, 2000, we paid total cash consideration for practice affiliations of $27.7 million. In addition, we experienced an overall increase in market rates of interest during 2000. Easing of interest rates by the Federal Reserve, along with a projected pay down on the Credit Facility resulting from the proposed sale of DCA, as discussed in note 9 in the notes to the condensed consolidated financial statements, is anticipated to reduce our borrowing costs associated with our credit facility.

    In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, subject to incremental charges as outlined in the agreement. An incremental charge of approximately of $0.4 million was recorded in 2001, resulting from non-compliance with certain covenants as of December 31, 2000. Subsequent to March 31, 2001, the notes were amended to waive the non-compliance as of December 31, 2000 and reset all covenants for 2001 and subsequent years, as discussed in note 9 to the condensed consolidated financial statements.

    Provision for Income Taxes.  Our statutory tax rate for federal and state purposes is approximately 39%. Income tax expense of $0.05 million recorded for 2001 represents the company's estimate of state income tax estimated to be payable. The Company expects to utilize its loss carryforward to offset federal taxes for 2001. For the three months ended March 31, 2000, we recorded a provision of $0.6 million at our statutory rate.

Liquidity and Capital Resources

    At March 31, 2001, cash and cash equivalents were $9.3 million, representing a $4.0 million increase in cash and cash equivalents from $5.3 million available at December 31, 2000. The increase in cash from year-end was due to improvement in receivable collections, and timing in expenditures for accounts payable and certain earn-out payments due. Our negative working capital at March 31, 2001 of $12.6 million increased from a negative working capital at December 31, 2000 of $4.1 million. The primary factor for the decrease in working capital is the inclusion of $7.2 million in additional current portion of long-term debt for the January 2002 quarterly credit facility principal payment. These quarterly payments on the credit facility of $7.2 million commence in October 2001, with the final remaining balance due September 30, 2003, as discussed below.

    Net cash provided by operations amounted to $8.1 million for the three months ended March 31, 2001 compared to $4.2 million for the three months ended March 31, 2000. The increase in net cash provided by operations is primarily attributed to a decline in prepaid assets of $1.5 million and an increase in accounts payable of $3.3 million.

    Net cash used in investing activities was $3.4 million for the three months ended March 31, 2001 and $7.0 million for the three months ended March 31, 2000. Included in the investing activities is cash paid for affiliated dental practices of $1.5 million for the three months ended March 31, 2001 and $1.9 million for the three months ended March 31, 2000. We also paid $0.7 million for property and equipment for the three months ended March 31, 2001 versus $2.3 million for the three months ended March 31, 2000, which decrease is due to completion of our hardware conversion costs to our revenue and receivable software system. Advances to unconsolidated affiliated practices of $1.2 million for the three months ended March 31, 2001 and $3.0 million for the three months ended March 31, 2000 were also made. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve. These uses of cash in investing activities were funded through borrowing under our existing credit facility of $0.6 million for the three months ended March 31, 2001 and $4.4 million for the three months ended March 31, 2000, as well as by cash provided from operations.

    In connection with certain completed affiliation transactions, we have agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. During the three months ended March 31, 2001, the Company agreed with sellers to convert $0.7 million of amounts due during the period under earn-out agreements into long-term notes payable. As of March 31, 2001, future anticipated earn-out payments of $11.3 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $18.0 and $23.0 million from April 2001 to December 2004. In future years, such additional earn-out consideration could result in additional amortization of approximately $0.72 to $0.92 million annually.

    We have made loans to various unconsolidated affiliated dental practices in connection with their acquisition of assets of dental practices and have made working capital advances to certain unconsolidated affiliated dental practices for their operations. Advance and note amounts to be collected within the next year are classified as current in the accompanying condensed consolidated balance sheets. Advances to PAs bear interest at a rate of 10.5%. The notes receivable from PAs generally have terms of 2 to 10 years and are interest bearing with rates between 8.5% and 18.5%. Both advance and note amounts are secured by the assets of the PAs and are personally guaranteed by the PA owners.

    In April 2001, we entered into an amendment to our existing senior revolving credit facility (the "Credit Facility") to provide a maximum available funding of $101 million and amend certain covenants. In connection with the execution of the amendment, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, we agreed to an amendment fee of $1.0 million payable on or before September 30, 2001 and an additional fee of $1.0 million payable at maturity of the term loan. We also issued a warrant to purchase 1,000,000 shares of the Company's common stock at a strike price equal to the common stock fair market value one day prior to the close of the transaction.

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

    The Credit Facility requires us to pay an unused commitment fee in an amount of 0.50% per annum of the average daily amount by which the bank commitment under the Credit Facility exceeds the aggregate amount of all loans then outstanding. Principal amounts owed under the Credit Facility bear interest at LIBOR plus 5.50% or the prime rate plus 3.75%, at our option. If we raise qualified additional capital by April 1, 2002 ("Equity Conversion Date"), the interest rate under the Credit Facility reduces to LIBOR plus 3.50% or the prime rate plus 1.75%, at our option. The interest rates also increase by 1% on each anniversary of the Equity Conversion Date.

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends, prohibition on acquisitions, requirement to defer a minimum of $4.5 million of earn-out payments due under earn-out arrangements to 2002, requirements relating to maintenance of specified levels of cash flows, and compliance with specified financial ratios. Based upon management's projections, we believe that we will be able to meet the covenants on all debt through March 31, 2002. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    Upon execution of the amended agreement, we expensed a non-cash charge of approximately $0.85 million in April 2001 for the write-off of certain prepaid debt costs related to previously entered Credit Facility agreements.

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

    The entire principal of the Levine Note is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, subject to certain escalation clauses, payable monthly, with an option to pay the interest at 15% in a payment-in-kind ("PIK") note. PIK notes bear interest at 12.5%. The Securities Purchase Agreement contains covenants, including but not limited to, restricting our ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

    In April 2001, we entered into an amendment to the Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2.25 million, payable in additional notes, increased the PIK interest rate to 16.5%, and reduced the price of the warrants from an initial strike price of $6.84 per share to $4.13 per share.

    In 1998 we issued $30.0 million of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note. The PIK notes also bear interest at 7%. During the three months ended March 31, 2001, and the year ended December 31, 2000, we issued or accrued a total of $0.6 and $2.7 million in PIK notes, respectively. The Convertible Notes are convertible into shares of the common stock at $9.21 for each share of Common Stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such Convertible Notes. If certain events of default occur, the Convertible Notes then outstanding will automatically convert into shares of our Series B Preferred Stock at a rate of one share of Series B Preferred Stock for each $1,000 in outstanding principal and accrued but unpaid interest on the Convertible Notes, subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and the like. The Convertible Notes and all outstanding shares of our Preferred Stock shall be automatically converted into our Common Stock (or, in the case of Series A Preferred Stock and Series C Preferred Stock, redeemed at nominal cost) if the rolling 21-day average closing market price of our Common Stock on 20 out of any 30 consecutive trading days is more than $17.98.

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

    In the fourth quarter of 2000, we determined that the estimated future undiscounted cash flow from certain long-lived assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, we adjusted the carrying value of these long-lived assets as a result of the proposed transaction to their estimated fair value, resulting in a non-cash impairment charge of $49.8 million for a write-down of notes and advances to PAs of $18.1 million and intangibles of $31.7 million. In addition, interest income from the notes and advances from PAs previously recorded in 2000 of $1.7 million was written off to net interest expense. An additional reserve of receivables from PAs of $0.8 million was recorded for the three months ended March 31, 2001.

    The Company believes that cash flow from operations and payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations through March 31, 2002. However, at March 31, 2001, current liabilities exceeded current assets by $12.8 million. The Company is required to begin quarterly payments of $7.2 million to its senior lenders beginning October 1, 2001, and has obligations to fund payments of $7.8 million through March 31, 2002 to sellers of dental practices under notes payable and additional amounts for earn-out agreements, depending on practice performance, estimated to be approximately $11.3 million at March 31, 2001. Furthermore, the Company advances funds to the PAs to finance their repayment of debt to the sellers of dental practices purchased by the PA owners. These advances are expected to equal approximately $5.0 million in 2001, net of repayments, of which $1.2 million has already been advanced as of March 31, 2001. The Company expects to significantly improve cash flow from operations in 2001 compared to 2000 as a result of growth and operational improvements, before considering the impact of the sale of DCA. The Company also expects to pay certain earn-out obligations with notes payable issued by the Company. Additional funds are required to meet its obligation of $7.2 million due to senior lenders April 1, 2002.

    The Company expects to receive net proceeds of $25 million cash from the sale of DCA, including license fees, which will be used to pay the $1 million amendment fee on the senior revolving credit facility, as discussed in note 9 to the condensed consolidated financial statements, and to reduce the credit facility. Furthermore, the sale of DCA would eliminate the ongoing requirement to fund advances to PAs, as described above, which is expected to result in a net improvement in cash flow. The Company believes that cash flow from operations, payment of certain obligations under earn-out arrangements with notes payable, the sale of DCA and sale of other non-core dental practices will be sufficient to fund its obligations through the next fiscal year, including the quarterly obligation of $7.2 million due to the senior lenders on January 1 and April 1, 2002. If the sale of DCA is not completed, the Company will require at least $14.4 million additional funding through sale of assets, payment of additional obligations to sellers using notes payable, additional borrowing arrangements or issuance of equity securities, in addition to the achievement of improved operating cash flows described above, to meet its obligations through April 1, 2002. There can be no assurance that any such asset sales or financing will be available or will be available on terms acceptable to InterDent or that operational improvements will be achieved.

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

    At March 31, 2001, we had $101.0 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would have been approximately $0.3 million for the three-months ended March 31, 2001. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $74.9 million are at fixed rates of interest.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

    As of December 31, 2000, the Company was in default under our existing senior revolving credit facility (the "Credit Facility") due to failure to meet certain financial ratio covenants. In April 2001, we entered into an amendment to our Credit Facility, which, among other provisions, waived the defaults that existed at December 31, 2000 and reset all covenants for 2001 and subsequent years, see note 9 to the condensed consolidated financial statements.

Item 5. Other Information

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
    Shareholder Services Group
    1525 W. WT Harris Blvd., 3C3
    Charlotte, North Carolina 28288-1153
    Telephone Numbers: 704/590-0394, or toll-free 800/829-8432

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

    None

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed in the three months ended March 31, 2001.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC. (Registrant)

Date:	May 15, 2001	By:	\s\ MICHAEL THOMAS FIORE Michael Thomas Fiore Chief Executive Officer
		By:	\s\ NORMAN R. HUFFAKER Norman R. Huffaker Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited, in thousands, except share amounts)
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited, in thousands, except per share amounts)
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
INTERDENT, INC. AND SUBSIDIARIES March 31, 2001 and 2000 Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share and share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 5. Other Information
  Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES