Form 10-Q
period 2001-06-30
INTERDENT INC
filed 2001-08-28
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-25549

INTERDENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4710504 (I.R.S. Employer Identification No.)
222 No. Sepulveda Blvd., Suite 740, El Segundo, CA (Address of principal executive offices)	90245-4340 (zip code)

(310) 765-2400
(Registrant's telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 1, 2001, 3,997,820 shares of the issuer's common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDENT, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2001 unaudited	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,132	$5,293
Accounts receivable, net	21,842	24,403
Management fee receivables	446	4,998
Current portion of notes and advances receivable from professional associations, net	—	923
Supplies inventory	3,786	5,016
Prepaid and other current assets	4,567	7,253

Total current assets	33,773	47,886

Property and equipment, net	22,788	33,859
Intangible assets, net	154,152	150,621
Notes and advances receivable from professional associations, net of current portion	—	4,551
Other assets	6,748	7,312

Total assets	$217,461	$244,229

Liabilities, Redeemable Common Stock and Shareholders' Equity
Current liabilities:
Accounts payable	$10,057	$7,597
Accrued payroll and payroll related costs	8,996	10,007
Other current liabilities	18,575	19,688
Current portion of long-term debt and capital lease obligations	10,261	14,673

Total current liabilities	47,889	51,965

Long-term liabilities:
Obligations under capital leases, net of current portion	1,662	2,846
Long-term debt, net of current portion	112,143	124,634
Convertible senior subordinated debt	33,888	32,731
Other long-term liabilities	2,122	117

Total long-term liabilities	149,815	160,328

Total liabilities	197,704	212,293

Redeemable common stock, $0.001 par value, 17,905 and 22,852 shares issued and outstanding in 2001 and 2000, respectively	1,047	1,484

Shareholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock — Series A, 100 shares authorized and outstanding	1	1
Convertible Preferred stock — Series B, 70,000 shares authorized, zero shares issued and outstanding	—	—
Preferred stock — Series C, 100 shares authorized, zero shares issued and outstanding	—	—
Convertible Preferred stock — Series D, 2,000,000 shares authorized, 1,628,663 shares issued and outstanding	12,089	12,089
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,979,916 shares issued and outstanding	24	24
Additional paid-in capital	76,482	76,276
Notes receivable:
Shareholder	(263)	(576)
Deferred compensation	(4,181)	(10,218)
Accumulated deficit	(65,442)	(47,144)

Total shareholders' equity	18,710	30,452

Total liabilities, redeemable common stock and shareholders' equity	$217,461	$244,229

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Dental practice net patient service revenue	$68,036	$60,151	$139,862	$120,321
Net management fees	8,021	11,034	19,554	21,839
Licensing and other fees	186	222	405	447

Total revenues	76,243	71,407	159,821	142,607

Operating expenses:
Clinical salaries, benefits, and provider costs	34,254	28,428	69,793	56,811
Practice non-clinical salaries and benefits	10,729	9,739	22,449	19,823
Dental supplies and lab expenses	9,391	8,915	20,310	17,668
Practice occupancy expenses	4,531	4,238	9,492	8,390
Practice selling, general and administrative expenses	6,819	7,196	14,920	14,039
Corporate selling, general and administrative expenses	3,518	3,523	6,741	6,867
Management merger and retention bonus	—	—	—	1,159
Stock compensation expense	853	98	1,744	98
Corporate merger and restructure costs	—	—	—	1,730
Depreciation and amortization	3,208	2,969	6,423	5,840

Total operating expenses	73,303	65,106	151,872	132,425

Operating income	2,940	6,301	7,949	10,182

Nonoperating expense:
Interest expense, net	(5,192)	(2,904)	(10,679)	(5,395)
Debt and equity financing costs (Note 6)	(3,886)	—	(3,886)	—
Loss on sale of subsidiary (Note 5)	(5,934)	—	(5,934)	—
Other, net	(54)	—	(46)	(1)

Nonoperating expense, net	(15,066)	(2,904)	(20,545)	(5,396)

Income (loss) from operations before extraordinary item	(12,126)	3,397	(12,596)	4,786
Provision for income taxes	50	1,360	100	1,916

Net income (loss) before extraordinary item	(12,176)	2,037	(12,696)	2,870
Extraordinary loss on debt extinguishment (Note 6)	(5,601)	—	(5,601)	—

Net loss	(17,777)	2,037	(18,297)	2,870
Accretion of redeemable common stock	—	(3)	(1)	(5)

Net income (loss) attributable to common stock	$(17,777)	$2,034	$(18,298)	$2,865

Income (loss) per share attributed to common stock—basic	$(4.61)	$0.58	$(4.70)	$0.82

Income (loss) per share attributed to common stock—diluted	$(4.61)	$0.53	$(4.70)	$0.75

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(18,297)	$2,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,423	5,840
Loss on disposal of assets	107	22
Loss on sale of subsidiary	5,934	—
Non-employee stock options granted and stock issued for fees and compensation	2	12
Amortization of stock compensation expense	1,478	98
Interest income on shareholder notes	(6)	(33)
Notes issued or accrued as interest payment-in-kind	3,562	1,108
Notes and warrants issued for debt amendment fees	2,454	—
Interest amortization on deferred financing costs and discounted debt	7,475	247
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	42	(2,643)
Management fees receivable	(395)	825
Supplies inventory	10	(64)
Prepaid expenses and other current assets	1,531	(51)
Other assets	(428)	(206)
Accounts payable	3,136	(1,871)
Accrued payroll and payroll related costs	251	250
Accrued merger and restructure	(207)	(129)
Other liabilities	(380)	(2,313)

Net cash provided by operating activities	12,692	3,962

Cash flows from investing activities:
Purchase of property and equipment	(2,054)	(4,786)
Net payments received on notes receivable from professional associations	103	119
Net advances to professional associations	(3,163)	(5,673)
Notes receivable from related parties	—	(10,500)
Net proceeds from sale of subsidiary	22,141	—
Cash paid for acquisitions and earn-outs, including direct costs, net of cash acquired	(3,580)	(5,092)

Net cash provided by (used in) investing activities	13,447	(25,932)

Cash flows from financing activities:
Net paydowns of credit facilities	(22,804)	(8,559)
Proceeds from issuance of long-term debt	—	22,761
Payments on long-term debt and obligations under capital leases	(2,819)	(3,229)
Payments of financing costs	(2,301)	(1,954)
Proceeds from issuance of common and preferred stock	—	11,145
Payments for common and preferred stock issuance costs	—	(706)
Proceeds from issuance of common stock warrants	—	2,739
Exercise of put rights	(376)	—
Exercise of stock options	—	20

Net cash provided by (used in) financing activities	(28,300)	22,217

Increase (decrease) in cash and cash equivalents	(2,161)	247
Cash and cash equivalents, beginning of period	5,293	539

Cash and cash equivalents, end of period	$3,132	$876

Cash paid for interest	$6,660	$4,047

Cash (refunded) paid for income taxes	$(1,437)	$2,932

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

June 30, 2001 and 2000

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

    Through May 31, 2001, the Company provided management services to dental practices in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, the Company completed a stock sale of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana, for $36.0 million including the assumption of debt. The net sales proceeds were utilized to pay down existing borrowings under the credit facility. Also, the Company has retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide the Company's proprietary software. See note 5 for a summary of the DCA sale transaction.

    On August 6, 2001 the Company effected a one-for-six reverse split of its common stock. All share and per share information in these financial statements retroactively reflect the reverse split as if it had been in effect from the beginning of the periods covered.

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

Interim reporting

    The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to ensure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000 included in Form 10-K/A filed on May 1, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the entire year.

Net revenues

    Revenues consist primarily of PA net patient service revenue ("net patient revenue") and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered. Net management fees represent amounts charged to the unconsolidated PAs in accordance with the respective MSAs as a percentage of the PAs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts. Such revenues are recognized as services which are performed based upon usual and customary rates or contractual rates agreed to with managed care payors.

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

Management fee receivable and notes and advances receivable from professional associations

    Prior to May 31, 2001, substantially all of the management fee receivables represented amounts owed to the Company for revenue recorded in accordance with MSAs from unconsolidated PAs affiliated with the DCA division. All advances consisted of receivables from certain affiliated PAs of DCA in connection with cash advances for working capital and operating purposes. Notes receivable from PAs related to DCA financing of certain medical and non-medical capital additions made by certain unconsolidated PAs. All DCA related PA management fee receivables, advances, and notes were sold in connection with the sale of DCA effective May 31, 2001, as discussed in Note 5.

    At June 30, 2001, management fee receivables represent amounts owed to the Company from one unconsolidated PA related to revenue recorded in accordance with the MSA, and is recorded based upon the net realizable value of patient accounts receivable of the PA. The Company reviews the collectibility of the patient accounts receivable of the PA and adjusts its management fee receivables accordingly.

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

    Intangible assets included in the condensed consolidated balance sheets primarily represent the value assigned to MSAs and goodwill in connection with certain completed dental practice affiliations. Periodically, the Company reviews the recoverability of these intangible assets for possible impairment on an individual practice level basis, which is the lowest level of identifiable cash flows. This measurement evaluates the ability to recover the balance of the intangible asset from expected future operating cash flows on an undiscounted basis through the remaining amortization period. In determining expected future cash flows, the Company considers current operating results in connection with anticipated future cash flows, which includes assumptions relating to revenue growth, capital improvements, debt service, operational initiatives, and other circumstances to make such estimates and evaluations. If impairment exists, the amount of such impairment is calculated based upon the estimated fair value of the asset. The Company is in the process of evaluating all practices including underperforming practices. The resultant business strategies may impact the realization of goodwill in future periods. However, those decisions have not been made at this time. No impairment of intangible assets was recorded during the six months ended June 30, 2001.

Investment

    On September 3, 1999, the Company entered into a seven-year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model, and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock, and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. The investment is carried at cost in the absence of other than temporary decline in value as the Company is not able to exercise significant influence over DXC, and the Company's ownership is less than 20%. The investment is included within other assets in the accompanying Condensed Consolidated Balance Sheets.

Long-lived assets

    The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the assets to its fair value as determined from expected future discounted cash flows. No impairment of long-lived assets was recorded during the six months ended June 30, 2001.

Deferred compensation

    The Company made advances to certain officers of the Company and provided certain other officers with a minimum guarantee of the value of their stock options in order to retain and provide incentives to such officers. In connection with the advances, such officers issued interest-bearing notes receivable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes receivable are included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officers until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The minimum guarantee of the value of their stock options can be exercised for a two-year period beginning June 30, 2002. The difference in the amount of the notes and the value of the collateral at the date of the loans is being amortized over the life of the notes, representing stock compensation expense. The amortization reflects the deficit of the underlying pledged collateral on the individual note dates. The Company also adjusts the amortization to reflect changes in the quoted fair market value. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. In addition, the minimum guarantee of the value of the stock options is being amortized as stock compensation expense.

Net income (loss) per share

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company presents "basic" earnings per share, which is net income or loss divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method.

    For the periods ended June 30, 2001, and 2000, dilutive potential common shares of approximately 2,850,000 and 1,350,000, respectively, consisting of convertible subordinated debt and the exercise of certain options and warrants have been excluded from the computation of diluted income per share as their effect is anti-dilutive.

    The following table summarizes the computation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Income (loss) before extraordinary item	$(12,176)	$2,037	$(12,696)	$2,870
Extraordinary loss on debt extinguishment, net of income taxes	(5,601)	—	(5,601)	—
Accretion of redeemable common stock	—	(3)	(1)	(5)

Net income (loss) attributable to common stock	$(17,777)	$2,034	$(18,298)	$2,865

Basic Shares Reconciliation:
Weighted average common shares outstanding	3,998,458	3,610,175	3,998,699	3,568,666
Outstanding shares subject to cancellation	(110,305)	—	(55,457)	—
Contingent returnable common shares	(32,674)	(91,328)	(51,439)	(93,558)

Basic shares	3,855,479	3,518,847	3,891,803	3,475,108

Income (loss) per share—basic
Before extraordinary item attributed to common stock	$(3.16)	$0.58	$(3.26)	$0.82
Extraordinary item	(1.45)	—	(1.44)	—

Attributed to common stock	$(4.61)	$0.58	$(4.70)	$0.82

Diluted Shares Reconciliation:
Basic shares	3,855,479	3,518,847	3,891,803	3,475,108
Effects of dilutive potential common shares:
Convertible preferred stock	—	271,444	—	271,444
Warrants	—	10,736	—	10,957
Stock options	—	13,881	—	35,894
Put rights	—	24,964	—	14,936

Diluted shares	3,855,479	3,839,872	3,891,803	3,808,339

Income (loss) per share—diluted
Before extraordinary item	$(3.16)	$0.53	$(3.26)	$0.75
Extraordinary item	(1.45)	—	(1.44)	—

Attributed to common stock	$(4.61)	$0.53	$(4.70)	$0.75

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

Income taxes

    Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded in 2001 represents the Company's estimate of state income tax estimated to be payable. The Company has a valuation allowance to offset the federal tax benefit of loss carryforwards.

Use of estimates

    In preparing the financial statements conforming to Accounting Principals Generally Accepted in the United States ("GAAP"), we have made estimates and assumptions that affect the following:

  •
  Reported amounts of assets and liabilities at the date of the financial statements;

  •
  Disclosure of contingent assets and liabilities at the date of the financial statements; and

  •
  Reported amounts of revenues and expenses during the period.

    Actual results could differ from those estimates.

New accounting pronouncements

    Financial accounting standards board ("FASB") Issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, was adopted effective January 1, 2001. The statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The implementation of SFAS 133 in 2001 has not had any impact on the company's financial position or results of operations.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The statement replaces Statement of Financial Accounting Standards No. 125, and is effective in the second quarter of 2001. SFAS 140 revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 did not have any impact on the Company's financial position or results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. SFAS is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Effective January, 2002, the test for measuring goodwill impairment will become much more stringent than the current practice, and would result in an impairment charge that, although non-cash, will likely have a material adverse effect on our results of operations. Additionally, amortization of goodwill will no longer be required and the new "impairment-only" approach would apply.

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

    The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Dental practice net patient service revenue—all PAs	$80,140	$76,728	$170,593	$153,614
Less:
Dental practice net patient service revenue—unconsolidated PAs	(12,104)	(16,577)	(30,731)	(33,293)

Reported practice net patient service revenue	$68,036	$60,151	$139,862	$120,321

Dental practice net patient service revenue—unconsolidated PAs	$12,104	$16,577	$30,731	$33,293
Less:
Amounts retained by dentists	(4,083)	(5,543)	(11,177)	(11,454)

Net management fees	$8,021	$11,034	$19,554	$21,839

(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

Business combinations

    On March 12, 1999, Gentle Dental Service Corporation and Dental Care Alliance, Inc. completed mergers in which each entity became a wholly owned subsidiary of InterDent, Inc. a newly formed company. The Company recorded a restructuring charge of $1,183 relating to the Company's restructuring plan as a result of the mergers during the six months ended June 30, 2000. Included in other current liabilities at June 30, 2001 is $1,845 in accrued merger and restructure costs. The Company is pursing discounts on previously expensed merger and restructure costs. The Company expects to make payment upon finalization of such discounts, if any.

Terminated merger

    On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company recorded direct merger expenses of $547 associated with this agreement during the six months ended June 30, 2000, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. All costs incurred as a result of the terminated merger were paid during 2000.

    The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and Leonard Green terminated merger from January 1, 2000 through June 30, 2001:

	Six Months Ended June 30, 2000	Year Ended December 31, 2000
Corporate merger and restructure costs:
GDSC and DCA combination:
Direct investment banking, accounting, legal and other advisory fees	$47	$47
Employee retention, severance and training costs	39	39
Systems integration and conversion	1,097	1,097

Total	1,183	1,183

InterDent and Leonard Green proposed merger:
Direct investment banking, accounting, legal and other advisory fees	547	547

Total corporate merger and restructure costs	$1,730	$1,730

	Beginning Balance	Expense	Payments	Ending Balance
Accrued merger and restructure liability:
Merger and restructure activity for the year ended December 31, 2000	$2,925	$1,730	$(2,603)	$2,052

Merger and restructure activity for the three-months ended June 30, 2001	$2,052	$—	$(207)	$1,845

Dental practice affiliations

    In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. During the six months ended June 30, 2001, the Company agreed with sellers to convert $1,899 of amounts due during the period under earn-out agreements into long-term notes payable. As of June 30, 2001, the Company had accrued $10,158 for future earn-out payments, and is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $15,000 and $17,000 from June 2001 to December 2004, which is expected to be paid in cash and notes. In future years, such additional earn-out consideration could result in additional amortization of $600 to $680 annually.

(5) SALE OF SUBSIDIARY

    Effective May 31, 2001, the Company completed the sale of its east coast division to Mon Acquisition Corp., a group led by Steven Matzkin, DDS, former president of the Company. The sale included the stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and assets in Maryland, Virginia, and Indiana used in the operation and management of certain dental practices owned by InterDent's subsidiaries, DentalCo Management Services of Maryland, Inc. and Gentle Dental Service Corporation. The transaction also included the assets associated with the notes receivable made by officers of DCA as discussed in note 7. The total consideration of $36,000, included cash of $26,515 and the assumption of related debt and operating liabilities.

    Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement dated May 16, 2001 and amended on May 31, 2001 effective June 1, 2001 for $2,554, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions.   Such amount has been recorded as deferred revenues and is being amortized over the life of the agreement. The parties also entered into the transition services agreement dated as of May 16, 2001 and a business collaboration agreement dated as of April 17, 2001 effective June 1, 2001 delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

    In the fourth quarter of 2000, the Company evaluated the recoverability of the long-lived assets as a result of the anticipated sale of DCA stock as required by FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The Company estimated the future undiscounted cashflow from certain long-lived assets was below their carrying values, and in the fourth quarter of 2000, the carrying value of these assets was adjusted to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. In addition, interest income from the notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense. Upon completion of the transaction in May 2001, the Company recorded a $5,934 loss on the sale of DCA, including a provision for anticipated closing costs. This additional loss was a result of additional investments made in the business subsequent to December 31, 2000, and additional expenses related to the sale. At the close of our first quarter ended March 31, 2001, management believed that the additional investments made during that quarter would be recovered through adjustments in the assets and liabilities through the date of sale. The transaction terms were not finalized until the date the transaction was consummated May 31, 2001. Accordingly, an additional loss was recorded in the second quarter due to higher transaction costs and a lower realization of advances to PA's than had been anticipated at both March 31, 2001 and December 31, 2000.

    The results of operations of DCA have been reported in the Condensed Consolidated Statements of Operations through the effective date of the sale transaction of May 31, 2001. The results of operations of DCA included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 are as follows. The following summary of operations excludes certain Company allocated costs such as provision for income taxes, credit facility interest costs, stock compensation expense, management and retention bonus, and certain corporate general and administrative costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Dental practice net patient revenue	$4,429	$—	$11,399	$—
Net management fees	7,853	10,770	19,226	21,359
Licensing and other fees	144	222	363	447

Net revenues	$12,426	$10,992	$30,988	$21,806

Operating income	$1,252	$1,337	$3,497	$1,543

Income before provision for income taxes	$1,213	$1,714	$3,888	$2,198

(6) DEBT AND EQUITY FINANCING

    In April and May 2001, the Company entered into amendments to our existing senior revolving credit facility (the "Credit Facility") to provide a maximum available funding of $101,000 and amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, the Company agreed to an amendment fee of $1,000, which was paid during the three months ended June 30, 2001, and an additional fee of $1,000 payable at maturity of the term loan if certain conditions are not met. The Company also issued warrants to the banks to purchase an aggregate of 166,667 shares of the Company's common stock at a strike price of $3.66 per share.

    The revolving feature of the Credit Facility expires on October 1, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments of $7,214 and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. The DCA sale proceeds were prospectively applied to the minimum quarterly payment requirements. As of June 30, 2001, the amount of mandatory quarterly payments for the next twelve months is $2,903.

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

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirement to defer a minimum of $4,500 of earnout payments under earnout arrangements to 2002, requirements relating to maintenance of specified levels of cash flows and compliance with specified financial ratios. Future company forecasts anticipate meeting these requirements. However, no assurance can be made that these requirements will be met. Also, our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    During the six months ended June 30, 2001, the Company recorded a charge of $3,886 for the write-off of certain prepaid debt costs related to previously entered into credit facility agreements, loan amendment fees, warrant issuance valuations and associated professional fees incurred in connection with the execution of the amended credit facility agreement.

    In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 458,333 shares of common stock valued at $11,000. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25,500 (the "Levine Note"). As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company's common stock at an initial price of $41.04 per share, which as described below, was subsequently reduced to $24.78 per share. The issuance of the warrant was valued at $2,739. The warrant value was reflected as a discount to the face value of the Levine note and has been subsequently written off as discussed below.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2,250, payable in additional notes, increase the payment-in-kind ("PIK") interest rate to 16.5%, and reduce the price of the warrants from an initial strike price of $41.04 per share to $24.78 per share.

    The amendment to the Levine Note has met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, the Company recorded an extraordinary charge of $5,601 during the quarter ended June 30, 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2,250 incurred to extinguish the original note and $3,351 for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the note as new issuance costs.

    The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The

Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. The Company is currently issuing PIK notes at 16.5% for payment of current interest amounts owed. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

    In 1998, the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 7.0%, which the company is currently exercising for payment of current interest amounts due. In April 2001, the Company entered into an amendment to the Convertible Notes and the lender waived the cross-default provision under the Convertible Notes that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.0 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

(7) SHAREHOLDERS' EQUITY

Deferred Compensation

    During 2000, the Company advanced $11,500 to certain officers of the Company in order to retain and provide incentives to such officers. In connection with these advances, such officers issued interest-bearing notes to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The Company discounts the notes at the market interest rate. The notes and accrued interest have various maturity dates through May or June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officer until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral.

    The notes are being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. During the three and six months ended June 30, 2001, the Company recorded an expense of $336 and $718, respectively, for amortization of stock compensation expense. The remaining amount to be amortized as of June 30, 2001 is $2,773.

    The Company also adjusts the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the notes. The amortization expense is adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. During the three and six months ended June 30, the Company recorded amortization expense of $228 and $714, respectively. As of June 30, 2001, a decline on the value of stock of $1,193 remains to be amortized over the note lives if the stock price remains at current levels.

    The total advance included notes of $5,900 to DCA officers. These notes were sold in connection with the sale of DCA stock on May 31, 2001 as discussed in note 5. The remaining non-amortized outstanding balance of the notes to DCA officers of $4,604, the time of the sale transaction, is included in the loss on sale of subsidiary in the accompanying Condensed Consolidated Statements of Operations.

    In addition, the Company provided certain other officers with a minimum guarantee of the value of their stock options for a two-year period beginning in June 2002. The maximum obligation under this arrangement is $532. The Company recorded stock compensation of $266 during the quarter ended June 30, 2001. The remaining $266 is being amortized through June 30, 2002.

Shareholder Notes Receivable

    In 1997, the Company was issued a shareholder note receivable by an officer with a face amount of $150. In connection with the execution of the officer's amended employment agreement in May 2000, the note and related accrued interest of $182, subject to provisions of the agreement, will be forgiven in May 2002. The note and accrued interest is being expensed over the twenty-four month period. The Company recorded a stock compensation expense of $23 and $46, respectively, in the three and six months ended June 30, 2001. The remaining amount to be amortized as of June 30, 2001 is $83.

(8) CONTINGENCIES

    On November 12, 1999, Robert D. Rutner D.D.S., filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Services, Inc. and is seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging cause of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. No trial date has been set. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On October 18, 2000 Amerident Dental Corporation ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. Discovery is ongoing. The trial has been set for November 13, 2001. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

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

(9) RECORDING OF CLINICAL SALARIES

    The Company compensates certain dentists based on percentages of cash collections after reaching a minimum threshold. For periods prior to March 31, 2001, such compensation was recorded based on the percentages of collections in the applicable period. No compensation expense related to uncollected net receivables was recorded. During the quarter ended June 30, 2001, the Company recorded an adjustment related to uncollected net receivables for those dentists paid on a percentage of collections. This adjustment represents the cumulative effect of the accrual for all dentists paid on a percentage of collections since October 10, 1996. Accrued payroll at June 30, 2001 was increased by $1,367 with a corresponding increase to clinical salaries expense of $250 and intangible assets of $1,117. The adjustment to intangible assets is the portion of the accrual that should have been recorded in the purchase accounting for acquisitions of practices in previous periods. Also, the cumulative effect of the amortization of the increased intangible assets was recorded to amortization expense of $186 during the quarter ended June 30, 2001. The impact of these entries was not significant to previous periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, changes in interest rates, and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; changes in business strategy; general economic conditions; changes in health care laws, regulations or taxes; risks related to development and upgrading systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Overview

    Through May 31, 2001, we provided comprehensive management services to a dental practice network that employed 813 dentists, including 197 specialists, practicing out of 244 dental offices and 2,197 operatories in various western and eastern states. Effective May 31, 2001 we completed a stock sale of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana and ceased affiliation with associated dental practices, as described in note 5 to the Condensed Consolidated Financial Statements. As of June 30, 2001, we provide comprehensive management services to a dental practice network that employs 570 dentists, including 133 specialists, practicing out of 153 dental offices and 1,412 operatories. We currently operate in selected markets in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

    Our practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The dentists in our network of affiliated dental practices provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics. Our strategic objective is to maintain and expand our leadership position in the dental practice management industry. To achieve this objective, we seek to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks. The key elements of our strategy are as follows:

  •
  provide convenient, comprehensive dental care;
  •
  focus on quality of patient care;
  •
  establish a comprehensive dental care network;
  •
  achieve operational efficiencies and enhance revenue;
  •
  integrate and leverage management information systems;
  •
  expand patient volume through proactive marketing; and
  •
  capitalize on managed care expertise.

    As part of a delivery network of multi-specialty dental care, we provide management and licensing services to our affiliated dental practices ("PAs") under long-term management service agreements. Under the terms of the management service agreements, we bill and collect patient receivables and provide all administrative and management support services to our affiliated dental practices. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, and related support personnel. Licensing services include marketing, advertising and purchasing.

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

Results of Operations

    The following discussion highlights changes in historical revenues and expense levels for the three and six month period ended June 30, 2001 compared to the three and six month period ended June, 2000, as reported in our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Three Months Ended June 30, 2001 Statement of Operations Compared to Three Months Ended June 30, 2000

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue represents the clinical patient revenues at 166 clinical locations through May 31, 2001 and 151 locations subsequent to the DCA sale transaction, where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $68.0 million for 2001 compared to $60.2 million 2000, representing a 13.1% increase.

    The majority of this revenue growth is due to the addition of 4 affiliated dental practices during the third quarter of 2000, representing 21 locations. These affiliated dental practices have management service agreements that meet consolidation requirements outlined in EITF 97-2. We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2001 increased by approximately 7.6% when compared to revenue for 2000.

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 clinical locations through May 31, 2001 and 2 locations subsequent to the DCA sale transaction. Net management fees were $8.0 million for 2001 and $11.0 million for 2000, representing a decrease of 27.3% and is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary.

    Licensing and Other Fees.  We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were $0.2 million for 2001 and 2000.

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

    Practice operating expenses were $65.7 million for 2001 compared to $58.5 million for 2000, representing a 12.3% increase. The majority of this increase in practice operating expenses is due to the addition of 4 affiliated dental practices (representing 21 current clinical locations) during the third quarter of 2000, and higher clinical costs in same store operations. Practice operating expenses for 2001 were 86.2% of total revenue compared to 81.9% for 2000. The practice operating margin for 2001 was

13.8% compared to 18.1% for 2000. The overall decrease in operating margin is primarily related to a higher clinical salary and provider cost structure at certain dental practices as such costs as a percentage of total revenue is approximately 4.0% higher for 2001 as compared to 2000. We are seeking to reduce clinical costs by a combination of revenue enhancement and payroll cost initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

    Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.5 million for 2001 and 2000. We seek to maximize the effectiveness of corporate infrastructure costs, and as such, these corporate costs as a percentage of revenues have decreased to 4.6% for 2001 compared to 4.9% for 2000.

    Stock Compensation Expense.  During the second and third quarter of 2000, we advanced $11.5 million to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance of the advances is recorded as deferred compensation in shareholders' equity in the Condensed Consolidated Balance Sheets. The advances are being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. For 2001 we recorded an expense of $0.36 million for amortization of the deficit of the underlying pledged collateral. As of June 30, 2001, $2.8 million remains to be amortized over the lives of the advances.

    We also adjust the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the advances. The amortization expense is adjusted cumulatively for changes in fair market value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the advances. For 2000, we recorded an expense of $0.23 million for amortization of the decline in the quoted fair market value of the underlying collateral. Amortization of $0.08 million was recorded for 2000. As June 30, 2001, a decline in the value of stock of $1.2 million remains to be amortized over the lives of the advances if the stock price remains at current levels.

    The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of the advances to DCA officers of $4.6 million at the time of the sale transaction is included in the determination of loss on sale of subsidiary in the accompanying Condensed Consolidated Statements of Operations.

    The Company provided certain other officers with a minimum guarantee of the value of their stock options for a two-year period beginning June 30, 2002. The maximum obligation under this arrangement is $.53 million. The Company recorded stock compensation of $.27 million for 2001. The remaining $.26 million is being amortized through June 30, 2002.

    Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million will be forgiven, subject to provisions of the agreement. The note and accrued interest are being expensed over the twenty-four month service period ended May 2002. We recorded an expense of $0.23 million for 2001 while a minimal amortization expense was recorded during 2000.

    Depreciation and Amortization.  Depreciation and amortization was $3.2 million for 2001 and 2000. A slight increase of $0.24 million in 2001 is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed and earn-out payments made or converted to notes in 2000. It is anticipated that future earn-out payments on completed acquisitions and additional capital expenditure needs will result in additional depreciation and amortization throughout future periods.

    Interest Expense.  Interest expense, net of interest income, was $5.2 million for 2001 compared to $2.9 million for 2000. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earn-out payments associated with past affiliations. In 2001 and for the year ended December 31, 2000, we paid total cash consideration for practice affiliations of $29.7 million. In addition, we experienced an overall increase in market rates of interest during 2000. Easing of interest rates by the Federal Reserve, along with our recent pay down on the Credit Facility resulting from the sale of DCA, is anticipated to reduce our borrowing costs associated with our credit facility.

    In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, subject to incremental charges as outlined in the agreement. In April and May 2001, the notes were amended to waive the non-compliance as of December 31, 2000, reset all covenants for 2001 and subsequent years, and change the PIK note interest rate, as discussed in note 6 to the condensed consolidated financial statements.

    Debt and equity financing costs.  In April and May 2001, we entered into various amendments to our existing credit facility and convertible senior subordinate debt as described in note 6 to the Condensed Consolidated Financial Statements. As a result, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered credit facility agreements, loan amendment fees, warrant issuance valuations, and associated professional fees incurred in connection with the execution of the various loan amendments.

    Loss on sale of subsidiary.  The completion of the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana represented total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.9 million recorded in 2001 includes a provision for anticipated transaction related closing costs.

    Provision for Income Taxes.  Our statutory tax rate for federal and state purposes is approximately 40%. Income tax expense of $0.05 million recorded for 2001 represents the company's estimate of alternative minimum tax estimated to be payable. The Company expects to utilize its loss carryforward to offset federal taxes for 2001. For 2000, we recorded a provision of $1.4 million at our statutory rate.

    Extraordinary loss on debt extinguishment.  We entered into an agreement to amend our senior subordinated debt ("Levine Note") in April 2001. The amendment to the Levine Note has met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, we recorded an extraordinary charge of $5.6 million for 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement.

Six Months Ended June 30, 2001 Statement of Operations Compared to Six Months Ended June 30, 2000

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue represents the clinical patient revenues at 166 clinical locations through May 31, 2001 and 151 locations subsequent to the

DCA sale transaction, where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $139.9 million for 2001 compared to $120.3 million 2000, representing a 16.2% increase.

    The majority of this revenue growth is due to the addition of 4 affiliated dental practices during the third quarter of 2000, representing 21 locations. These affiliated dental practices have management service agreements that meet consolidation requirements outlined in EITF 97-2. We were also effectively able to increase total dental practice net patient revenue at existing facilities. We worked with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2001 increased by approximately 9.1% when compared to revenue for 2000.

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 clinical locations through May 31, 2001 and 2 locations subsequent to the DCA sale transaction. Net management fees were $19.6 million for 2001 and $21.8 million for 2000, representing a decrease of 10.0% and entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary.

    Licensing and Other Fees.  We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were $0.4 million for 2001 and 2000.

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

    Practice operating expenses were $137.0 million for 2001 compared to $116.7 million for 2000, representing a 17.3% increase. The majority of this increase in practice operating expenses is due to the addition of 4 affiliated dental practices (representing 21 current clinical locations) during the third quarter of 2000, and higher clinical costs in same store operations. Practice operating expenses for 2001 were 85.7% of total revenue compared to 81.8% for 2000. The practice operating margin for 2001 was 14.3% compared to 18.2% for 2000. The overall decrease in operating margin is primarily related to a higher clinical salary and provider cost structure at certain dental practices as such costs as a percentage of total revenue is approximately 3.4% higher for 2001 as compared to 2000. We are seeking to reduce clinical costs by a combination of revenue enhancement and payroll cost initiatives.

Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

    Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $6.7 million for 2001 and $6.9 million for 2000. We seek to maximize the effectiveness of corporate infrastructure costs, and as such, these corporate costs as a percentage of revenues have decreased to 4.2% for 2001 compared to 4.8% for 2000.

    Stock Compensation Expense.  During the second and third quarter of 2000, we advanced $11.5 million to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral. The entire balance of the advances is recorded as deferred compensation in shareholders' equity in the condensed consolidated financial statements. The advances are being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. During 2001, we recorded an expense of $0.72 million for amortization of the deficit of the underlying pledged collateral. As of June 30, 2001, $2.8 million remains to be amortized over the lives of the advances.

    We also adjust the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, is amortized as stock compensation expense over the life of the advances. The amortization expense is adjusted cumulatively for changes in fair market value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the advances. For 2000, we recorded an expense of $0.71 million for amortization of the decline in the quoted fair market value of the underlying collateral. Amortization of $0.08 million was recorded for 2000. As June 30, 2001, a decline in the value of stock of $1.2 million remains to be amortized over the lives of the advances if the stock price remains at current levels.

    The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of the advances to DCA officers of $4.6 million at the time of the sale transaction is included in determination of the loss on sale of subsidiary in the accompanying Condensed Consolidated Statements of Operations.

    The Company provided certain other officers with a minimum guarantee of the value of their stock options for a two-year period beginning June 30, 2002. The maximum obligation under this arrangement is $.53 million. The Company recorded stock compensation of $.27 million for 2001. The remaining $.26 million is being amortized through June 30, 2002.

    Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million will be forgiven, subject to provisions of the agreement. The note and accrued interest are being expensed over the twenty-four month service period ended May 2002. We recorded an expense of $0.46 million for 2001 while a minimal amortization expense was recorded during 2000.

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

    We also recorded direct merger expenses of $0.5 million for the year ended December 31, 2000, all of which was recorded for the three months ended March 31, 2000 for the proposed merger with Leonard Green & Partners, L.P. that was terminated in the second quarter of 2000. These expenses consisted primarily of investment banking, accounting, legal, and other advisory fees.

    Depreciation and Amortization.  Depreciation and amortization was $6.4 million for 2001 compared to $5.8 million for 2000. This increase is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed and earn-out payments made or converted to notes in 2000. It is anticipated that future earn-out payments on completed acquisitions and additional capital expenditure needs will result in additional depreciation and amortization throughout future periods.

    Interest Expense.  Interest expense, net of interest income, was $10.7 million for 2001 compared to $5.4 million for 2000. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earn-out payments associated with past affiliations. In 2001 and for the year ended December 31, 2000, we paid total cash consideration for practice affiliations of $29.7 million. In addition, we experienced an overall increase in market rates of interest during 2000. Easing of interest rates by the Federal Reserve, along with our recent pay down on the Credit Facility resulting from the sale of DCA, is anticipated to reduce our borrowing costs associated with our credit facility.

    In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, subject to incremental charges as outlined in the agreement. In April 2001, the notes were amended to waive the non-compliance as of December 31, 2000, reset all covenants for 2001 and subsequent years, and change the PIK note interest rate, as discussed in note 6 to the condensed consolidated financial statements.

    Debt and equity financing costs.  In April and May 2001, we entered into various amendments to our existing credit facility and convertible senior subordinated debt as described in note 6 to the Condensed Consolidated Financial Statements. As a result, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered credit facility agreements, loan amendment fees, warrant issuance valuations, and associated professional fees incurred in connection with the execution of the various loan amendments.

    Loss on sale of subsidiary.  The completion of the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana represented total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.9 million recorded in 2001 includes a provision for anticipated transaction related closing costs.

    Provision for Income Taxes.  Our statutory tax rate for federal and state purposes is approximately 40%. Income tax expense of $0.10 million recorded for 2001 represents the company's estimate of alternative minimum tax estimated to be payable. The Company expects to utilize its loss carryforward to offset federal taxes for 2001. For 2000, we recorded a provision of $1.9 million at our statutory rate.

    Extraordinary loss on debt extinguishment.  We entered into an agreement to amend our senior subordinated debt ("Levine Note") in April 2001. The amendment to the Levine Note has met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, we recorded an extraordinary charge of $5.6 million for 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement.

Liquidity and Capital Resources

    At June 30, 2001, cash and cash equivalents were $3.1 million, representing a $2.2 million decrease in cash and cash equivalents from $5.3 million available at December 31, 2000. The decrease in cash from year-end relates to $3.2 million in cash maintained with the DCA as part of the sale transaction, as a certain level of cash was required for DCA to cover immediate payroll and other immediate working capital requirements. At the same time, the gross proceeds received upon consummation of the sale were immediately utilized to pay down the outstanding balance under the credit facility. Our negative working capital at June 30, 2001 of $12.7 million increased from a negative working capital at December 31, 2000 of $4.1 million. The primary factor for the decrease in working capital is the sale of DCA assets and liabilities. At the time of the transaction, $7.9 million of positive DCA working capital was eliminated.

    Net cash provided by operations amounted to $12.7 million for the six months ended June 30, 2001 compared to $4.0 million for the six months ended June 30, 2000. The increase in net cash provided by operations is primarily attributed to $7.7 million in a combination of increase accounts receivable collections and timing of accounts payable disbursements. Additionally, during the six months ended June 30, 2001 we received an income tax refund of $1.5 million while for the same period ended June 30, 2000 we paid income taxes of $2.9 million.

    Net cash provided by investing activities was $13.4 million for the six months ended June 30, 2001 as compared to cash used of $25.9 million for the six months ended June 30, 2000. Included in the investing activities is cash paid for affiliated dental practices of $3.6 million for the six months ended June 30, 2001 for earnout payments and $5.1 million for the six months ended June 31, 2000. We also paid $2.1 million for property and equipment for the six months ended June 30, 2001 compared to $4.8 million for the six months ended June 30, 2000. This decrease is due to completion of our hardware conversions during fiscal year 2000 to our revenue and receivable software system. Advances to unconsolidated affiliated practices of $3.2 million for the six months ended June 30, 2001 and $5.7 million for the six months ended June 30, 2000 were also made. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve. Such advances related to our DCA division activities and were eliminated upon consummation of the DCA stock sale transaction in May 2001. Net proceeds from the sale were $22.1 million and utilized to pay down the outstanding credit facility balance. During 2000, we also funded $11.5 million in advances to certain officers in order to retain and incentivize management.

    Net cash used in financing activities was $28.3 million for the six months ended June 30, 2001, of which $22.8 million represents the pay down of the credit facility from the DCA sale proceeds while the remainder primarily represents payments on long-term debt and capital leases. For the six months ended June 30, 2000 cash provided by financing activities was $22.2 million and included gross proceeds of $36.5 million from a debt and equity offering.

    In connection with certain completed affiliation transactions, we have agreed to pay to the sellers future consideration in the form of cash and Company capital stock. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. During the six months ended June 30, 2001, the Company agreed with sellers to convert $1.9 million of amounts due during the period under earn-out agreements into long-term notes payable. As of June 30, 2001, future anticipated earn-out payments of $10.2 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $15.0 and $17.0 million from April 2001 to December 2004, which is expected to be paid in cash and notes. In future years, such additional earn-out consideration could result in additional amortization of approximately $0.60 to $0.68 million annually.

    In April and May 2001, the Company entered into amendments to our existing senior revolving credit facility (the "Credit Facility") to provide a maximum available funding of $101 million and amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, we agreed to an amendment fee of $1.0 million, which was paid during the three months ended June 30, 2001, and an additional fee of $1.0 million payable at maturity of the term loan. The Company also issued a warrant to purchase 166,667 shares of the Company's common stock at a strike price equal to the common stock fair market value one day prior to the close of the transaction.

    The revolving feature of the Credit Facility expires on October 1, 2001, at which time it will convert into a term loan to be repaid in equal quarterly installments of $7.2 million and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. The DCA sale proceeds were prospectively applied to the minimum quarterly payment requirements. As of June 30, 2001, the amount of mandatory quarterly payments for the next twelve months is $2.9 million.

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

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirement to defer a minimum of $4.5 million of earnout payments under earnout arrangements to 2002, requirements relating to maintenance of specified levels of cashflows and compliance with specified financial ratios. Future Company forecasts anticipate meeting these requirements. However, there is significant risk that the Company could miss such financial covenants in the future should operations not improve. Managements projections indicate improvements in future periods due to certain operational enhancements and revenue growth. Also, our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

    During the six months ended June 30, 2001, the Company recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered Credit Facility agreements, loan amendment fees, warrant issuance valuations, and associated professional fees incurred in connection with the execution of the amendment credit facility agreement.

    In June 2000, the Company raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction is comprised of 458,333 shares of common stock valued at $11 million. The debt portion of the transaction is comprised of a senior subordinated note with a face value of $25.5 million (the "Levine Note"). As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company's common stock at an initial price of $41.04 per share. The issuance of the warrant was valued at $2.7 million and has been written off as discussed below.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2.2 million, payable in additional notes, increase the PIK interest rate to 16.5%, and reduce the price of the warrants from an initial strike price of $41.04 per share to $24.78 per share.

    The amendment to the Levine Note has met the criteria of substantial modification as outlined in EITF 96-19. As such, the amendment meets the requirements of an extinguishment of debt. Accordingly, the Company recorded an extraordinary charge of $5.6 million during the quarter ended

June 30, 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the note.

    The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. We are currently issuing PIK notes at 16.5% for payment of current interest amounts due. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

    In 1998, the Company issued $30 million of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a payment-in-kind ("PIK") note also bearing interest at 7.0%, which we are currently exercising for payment of current interest amounts due. In April 2001, the Company entered into an amendment to the Convertible Notes and the lender waived the cross-default provision under the Convertible Notes that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.0 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

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

    The shares of Series B Preferred Stock are convertible into shares of our Common Stock at the rate of 651.48 shares of Common Stock for each share of Series B Preferred Stock (assuming there are no declared but unpaid dividends on the Series B Preferred Stock), and the shares of Series D Preferred Stock are convertible into shares of our Common Stock on a share for share basis (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series A Preferred Stock and Series C Preferred Stock are not convertible.

    A total of 36,920 and 56,541 outstanding shares of InterDent Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase as a result of the Company's failure to achieve certain specified performance targets. These shares are expected to be repurchased in the future.

    Effective May 31, 2001, the Company completed a stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. The transaction also includes the assets associated with the notes receivable made to officers of DCA as discussed in note 5 of the Condensed Consolidated Financial Statements. The total consideration of $36,000, included cash of $26,515 and the assumption of related debt and operating liabilities. Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement dated May 16, 2001 amended May 31, 2001 effective June 1, 2001 for $2,554 in cash, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Such amount is recorded as deferred revenues and amortized over the life of the agreement. The parties also entered into the transition services agreement dated as of May 16, 2001 and a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

    The Company believes that cash flow from operations, payment of certain obligations under earn-out arrangements with notes payable will be sufficient to fund obligations through June 30, 2002. However, to execute our long term business strategy and to fund future consideration to be paid under earn-outs and seller notes and amortize the senior Credit Facility, we will require additional funding through long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities. There can be no assurance that any such financing will be available or will be available on terms acceptable to InterDent.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon market LIBOR or prime rates, as discussed in Note 6 to the Condensed Consolidated Financial Statements. To mitigate the impact of fluctuations in market rates, we purchase fixed interest rates for periods of up to 180 days on portions of the outstanding credit facility balance.

    At June 30, 2001, we had $76.6 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would have an impact of approximately $.38 million for the six months ended June 30, 2001. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $78.2 million are at fixed rates of interest.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    See Item 3, Part I in Form 10-K/A for the fiscal year ended December 31, 2000.

Item 2. Changes in Securities and Use of Proceeds

    In April and May 2001, the Company entered into amendments to its existing senior revolving Credit Facility. As consideration for these modifications, the Company issued a warrant to purchase 166,667 shares of the Company's common stock at a strike price of $3.66 per share.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the Company reduced the strike price of the previously issued warrant of 354,167 from an initial strike price of $41.04 per share to $24.78 per share, and issued additional notes of $2.2 million.

    In April 2001, the Company entered into an amendment to the Convertible Notes. As consideration for the amendment, the Company has agreed to reduce the conversion price of the Convertible Notes from $9.21 to $6.50. The Convertible Notes are convertible into shares of the common stock at $39.0 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

    The InterDent's Board of Directors has authorized a 1 for 6 reverse stock split, which was approved by the shareholders of the Company at its August 3, 2001 annual shareholders meeting. The reverse split was effective for trading on August 7, 2001.

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

Item 3. Defaults Upon Senior Securities

    As of December 31, 2000, the Company was in default under our existing Credit Facility due to failure to meet certain financial ratio covenants. In April 2001, we entered into an amendment to our Credit Facility, which, among other provisions, waived the defaults that existed at December 31, 2000 and reset all covenants for 2001 and subsequent years. See note 6 to the condensed consolidated financial statements for a more detailed discussion of the amendment to the Credit Facility

Item 4. Submission of Matters to a Vote of Security Holders

    The 2001 Annual Meeting of Shareholders of the Company was held on August 3, 2001.

    At the meeting, Robert Finzi, H. Wayne Posey, and Robert Raucci were each re-elected as directors for a three-year term, or until their successors are duly elected and qualified. The terms of directors Michael T. Fiore, Steven R. Matzkin, D.D.S., Eric Green, and Paul H. Keckley, continued after the meeting. The directors elected at the meeting were elected by the following votes:

Name of Director	Votes For	Against	Abstentions
Robert Finzi	17,667,062	—	5,051,670
Wayne Posey	17,667,062	—	5,051,670
Robert Raucci	17,667,062	—	5,051,670

    During the meeting, the shareholders also approved proposals to: (a) approve an amendment to the InterDent, Inc. 1999 Stock Incentive Plan to increase the number of shares available for issuance thereunder from 2,500,000 to 3,250,000; (b) approve the InterDent, Inc. 2000 Key Executive Stock Incentive Plan; (c) approve the amendment to the Interdent, Inc. certificate of incorporation to effect a one for six reverse stock split of the Company's common stock; and (d) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for 2001. These proposals were approved by the following votes:

Proposal	Votes For	Votes Against	Abstentions
1999 Stock Incentive Plan	16,250,102	1,035,194	18,976
2000 Key Executive Incentive Plan	16,193,943	1,106,419	3,910
One for Six Reverse Stock Split	22,553,735	164,153	844
Ratification of Auditors	22,709,997	5,308	3,427

Item 5. Other Information.

    On March 23, 2001, we received notification from Nasdaq that we had failed to maintain a minimum bid price of $1.00 over the last thirty consecutive days as required under Maketplace Rule 4450(a)(5). Pursuant to applicable Nasdaq rules, a hearing was held by a Nasdaq Panel on August 9, 2001 to determine whether the Company's Common Stock would remain eligible for listing on the National Nasdaq Market.

    As noted in Item 2, the Company's stockholders approved a one for six reverse stock split of the Company's Common Stock, which became effective as of the close of business on August 6, 2001. Thus,

while the Company had 23,986,922 shares of Common Stock outstanding as of August 1, 2001, the Company has approximately 3,997,820 shares of Common Stock outstanding after giving effect to the reverse stock split. The primary purpose of the reverse stock split is to reduce the outstanding shares of Common Stock so that the Common Stock outstanding after giving effect to the reverse stock split trades at a higher price per share than the Common Stock outstanding before giving effect to the reverse stock split. Following the reverse stock split, the minimum bid price for our Common Stock has been over $1.00. However, the Nasdaq Panel will take into account our ability to ensure long-term compliance with the minimum bid price requirement, as well as all of the other listing requirements. Prior to the hearing, we were informed that we had been out of compliance with the minimum value of public float requirement for two days. The Nasdaq Panel has not yet informed us of their decision, but in the event it recommends delisting of our Common Stock from the Nasdaq National Market, we intend to apply for the listing of our Common Stock on the Nasdaq SmallCap Market.

    Additionally, in connection with the filing of this quarterly report, the Company received a Staff Determination Letter that its failure to timely file this quarterly report constituted an additional failure to maintain the requirements for Continuing Listing set forth in Market Place Rule 4450.

    The Company compensates certain dentists based on percentages of cash collections after reaching a minimum threshold. For periods prior to March 31, 2001, such compensation was recorded based on the percentages of collections in the applicable period. No compensation expense related to uncollected net receivables was recorded. During the quarter ended June 30, 2001, the Company recorded an adjustment related to uncollected net receivables for those dentists paid on a percentage of collections. This adjustment represents the cumulative effect of the accrual for all dentists paid on a percentage of collections since October 10, 1996. Accrued payroll at June 30, 2001 was increased by $1,367 with a corresponding increase to clinical salaries expense of $250 and intangible assets of $1,117. The adjustment to intangible assets is the portion of the accrual that should have been recorded in the purchase accounting for acquisitions of practices in previous periods. Also, the cumulative effect of the amortization of the increased intangible assets was recorded to amortization expense of $186 during the quarter ended June 30, 2001. The impact of these entries was not significant to previous periods. Please refer to Note 9 of the financial statements.

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits
10.1	Amendment Agreement No. 3 and Waiver ("Amendment Agreement No. 3") effective as of April 13, 2001, to the Credit Agreement, dated as of March 31, 2000, by and among the Gentle Dental Service Corporation ("Gentle Dental"), Gentle Dental Management, Inc. and Dental Care Alliance, Inc., as borrowers (the "Borrowers"), certain of InterDent's subsidiaries as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and the Chase Manhattan Bank, as syndication agent (the "Syndication Agent").
10.2.	Amendment Agreement No. 4 and Consent ("Amendment Agreement No. 4") effective as of May 31, 2001, to the Amended and Restated Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.
10.3	Amendment Agreement No. 6 and Waiver, effective as of April 13, 2001, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.
10.4	Amendment Agreement No. 7 and Consent, effective as of May 31, 2001, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

10.5	Form of Warrant to Purchase shares of Interdent's Common Stock in connection with Amendment Agreement No. 3.
10.6	Form of Warrant to Purchase shares of InterDent's Common Stock in connection with Amendment Agreement No. 4.
10.7	Second Amendment to Registration Rights Agreement dated as of April 13, 2001 by and among InterDent, the requisite holders and Union Bank, Chase Bank, Fleet Capital Corporation, Sovereign Bank and U.S. Bank National Association.
10.8	Amendment to Securities Purchase Agreement, Consent to Allonge to Senior Subordinated Note and PIK Notes, Consent to Dispositions and Waiver, dated April 13, 2001, by and among the Borrowers, InterDent, the Guarantors, and Levine Leichtman Capital Partners II, L.P., a California limited partnership.
10.9	Amendment to the 7% Convertible Subordinated Notes, dated as of April 13, 2001 issued by Gentle Dental to InterDent and its requisite holders, on behalf of themselves and each purchaser and holder of a note.
10.10	First Amendment dated May 31, 2001, by and between InterDent and Steven R. Matzkin to certain option award agreements issued to Steven R. Matzkin.
10.11	Consulting Agreement dated May 31, 2001, by and between InterDent and Steven R. Matzkin.
10.12	Asset Purchase Agreement dated April 17, 2001 by and among InterDent, Gentle Dental, DentalCo Management Services of Maryland, Inc. and Mon Acquisition Corp, incorporated by reference to Exhibit 2.1 to InterDent's Form 8-K filed June 18, 2001.
10.13	Purchase Agreement dated April 17, 2001 by and among InterDent, Gentle Dental, DentalCo Management Services of Maryland, Inc. and Mon Acquisition Corp, incorporated by reference to Exhibit 2.2 to InterDent's Form 8-K filed June 18, 2001.
10.14	Business Collaboration Agreement dated April 17, 2001, by and among Mon Acquisition Corp., InterDent and Gentle Dental.
10.15	Software License and Maintenance Agreement dated May 16, 2001, by and between Gentle Dental and Mon Acquisition Corp.
10.16	First Amendment to the Software License and Maintenance Agreement dated May 31, 2001, by and between Gentle Dental and Mon Acquisition Corp.
10.17	Transitional Services Agreement dated May 16, 2001, by and between Gentle Dental and Mon Acquisition Corp.
(b)
Reports on Form 8-K

    On June 18, 2001, the Company filed a Current Report on Form 8-K to report under Item 2 the completion of the sale of its east coast division, which includes Dental Care Alliance, Inc. ("DCA") and assets used in the operation and management of certain dental practices owned by InterDent's subsidiaries, DentalCo Management Services of Maryland, Inc. ("DentalCo") and Gentle Dental Service Corporation ("GDSC"), to Mon Acquisition Corp. ("Mon"), a group led by Steven Matzkin, DDS. The sale was effective as of May 31, 2001. No financial statements were included in the report.

    On June 29, 2001, the Company filed a Current Report on Form 8-K to report under Item 4 a change in the Company's principal accountants that occurred on June 26, 2001. No financial statements were included in either report.

    On June 29, 2001, the Company filed a Current Report on Form 8-K to report under Item 5 to announce it received a Nasdaq Staff Determination on June 22, 2001, indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Market Place Rule 4450(a)(5), and that its securities are therefore subject to delisting from The Nasdaq National Market.

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC. (Registrant)

Date: August 28, 2001	By:	/s/ MICHAEL THOMAS FIORE Michael Thomas Fiore Chief Executive Officer

	By:	/s/ NORMAN R. HUFFAKER Norman R. Huffaker Chief Financial Officer

QuickLinks

FORM 10-Q
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share amounts)
INTERDENT, INC. AND SUBSIDIARIES June 30, 2001 and 2000 Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share and share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information.
  Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES