Form 10-Q
period 2001-09-30
INTERDENT INC
filed 2001-11-14
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.—QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 13, 2001, 3,994,456 shares of the issuer's common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,764	$5,293
Accounts receivable, net	20,427	24,403
Management fee receivables	526	4,998
Current portion of notes and advances receivable from professional associations, net	—	923
Supplies inventory	3,638	5,016
Prepaid and other current assets	6,625	7,253

Total current assets	39,980	47,886

Property and equipment, net	21,360	33,859
Intangible assets, net	148,555	150,621
Notes and advances receivable from professional associations, net of current portion	—	4,551
Other assets	3,012	7,312

Total assets	$212,907	$244,229

Liabilities, Redeemable Common Stock and Shareholders' Equity
Current liabilities:
Accounts payable	$10,441	$7,597
Accrued payroll and payroll related costs	8,418	10,007
Other current liabilities	13,994	19,688
Current portion of long-term debt and capital lease obligations	20,027	14,673

Total current liabilities	52,880	51,965

Long-term liabilities:
Obligations under capital leases, net of current portion	1,420	2,846
Long-term debt, net of current portion	112,458	124,634
Convertible senior subordinated debt	34,471	32,731
Other long-term liabilities	1,997	117

Total long-term liabilities	150,346	160,328

Total liabilities	203,226	212,293

Redeemable common stock, $0.001 par value, 17,905 and 22,852 shares issued and outstanding in 2001 and 2000, respectively	1,047	1,484

Shareholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock—Series A, 100 shares authorized and outstanding	1	1
Convertible Preferred stock—Series B, 70,000 shares authorized, zero shares issued and outstanding	—	—
Preferred stock—Series C, 100 shares authorized, zero shares issued and outstanding	—	—
Convertible Preferred stock—Series D, 2,000,000 shares authorized, 1,628,663 shares issued and outstanding	12,089	12,089
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,976,551 shares issued and outstanding	4	4
Additional paid-in capital	76,502	76,296
Notes receivable:
Shareholder	(182)	(576)
Deferred compensation	—	(10,218)
Accumulated deficit	(79,780)	(47,144)

Total shareholders' equity	8,634	30,452

Total liabilities, redeemable common stock and shareholders' equity	$212,907	$244,229

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Dental practice net patient service revenue	$61,255	$60,843	$201,117	$181,164
Net management fees	149	10,382	19,703	32,221
Licensing and other fees	128	220	533	667

Total revenues	61,532	71,445	221,353	214,052

Operating expenses:
Clinical salaries, benefits, and provider costs	30,388	29,665	100,181	86,476
Practice non-clinical salaries and benefits	8,303	10,790	30,752	30,613
Dental supplies and lab expenses	6,573	9,124	26,883	26,792
Practice occupancy expenses	3,583	4,505	13,075	12,895
Practice selling, general and administrative expenses	4,562	7,311	19,482	21,350
Corporate selling, general and administrative expenses	3,319	3,282	10,060	10,149
Management merger and retention bonus	—	—	—	1,159
Stock compensation expense	4,331	349	6,075	447
Corporate merger and restructure costs	—	—	—	1,730
Depreciation and amortization	2,840	3,173	9,263	9,013

Total operating expenses	63,899	68,199	215,771	200,624

Operating income (loss)	(2,367)	3,246	5,582	13,428

Nonoperating expense:
Interest expense, net	(4,292)	(3,699)	(14,971)	(9,094)
Debt and equity financing costs	—	—	(3,886)	—
Disposition of subsidiary and dental locations (Note 5)	(6,450)	—	(12,384)	—
Investment impairment write-down	(1,087)	—	(1,087)	—
Other, net	(92)	(59)	(138)	(60)

Nonoperating expense, net	(11,921)	(3,758)	(32,466)	(9,154)

Income (loss) from operations before income taxes and extraordinary item	(14,288)	(512)	(26,884)	4,274
Provision (benefit) for income taxes	50	(396)	150	1,520

Income (loss) before extraordinary item	(14,338)	(116)	(27,034)	2,754
Extraordinary loss on debt extinguishments (Note 6)	—	—	(5,601)	—
Net income (loss)	(14,338)	(116)	(32,635)	2,754

Accretion of redeemable common stock	—	(1)	(1)	(6)

Net income (loss) attributable to common stock	$(14,338)	$(117)	$(32,636)	$2,748

Income (loss) per share attributable to common stock—basic	$(3.69)	$(0.03)	$(8.43)	$0.76

Income (loss) per share attributable to common stock—diluted	$(3.69)	$(0.03)	$(8.43)	$0.70

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(32,635)	$2,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,263	9,013
Loss on disposal of assets	98	107
Disposition of subsidiary and dental locations	12,384	—
Investment impairment write down	1,087	—
Non-employee stock options granted and stock issued for fees and compensation	2	19
Amortization of stock compensation expense	5,742	447
Interest income on shareholder notes	(8)	(307)
Notes issued or accrued as interest payment-in-kind	5,452	1,665
Notes and warrants issued for debt amendment fees	2,454	—
Interest amortization and write-off of deferred financing costs and discounted debt	7,641	618
Deferred income tax	—	650
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	1,244	(3,043)
Management fees receivable	(475)	1,105
Supplies inventory	27	(191)
Prepaid expenses and other current assets	2,059	(96)
Other assets	(485)	(341)
Accounts payable	3,520	(2,000)
Accrued payroll and payroll related costs	(331)	123
Accrued merger and restructure	(312)	(766)
Other liabilities	(827)	(2,775)

Net cash provided by operating activities	15,900	6,982

Cash flows from investing activities:
Purchase of property and equipment	(2,693)	(6,314)
Net payments received on notes receivable from professional associations	103	185
Net advances to professional associations	(3,163)	(7,597)
Notes receivable from related parties	—	(11,500)
Net proceeds from disposition of subsidiary and dental locations, net of closing costs	22,461	—
Cash paid for acquisitions and earn-outs, including direct costs, net of cash acquired	(4,248)	(17,983)

Net cash provided by (used in) investing activities	12,460	(43,209)

Cash flows from financing activities:
Net borrowings (payments) on credit facility	(18,415)	8,165
Proceeds from issuance of long-term debt	—	22,761
Payments on long-term debt and obligations under capital leases	(3,751)	(4,043)
Payments of financing costs	(2,347)	(2,334)
Proceeds from issuance of common and preferred stock	—	11,145
Payments for common and preferred stock issuance costs	—	(842)
Proceeds from issuance of common stock warrants	—	2,739
Exercise of put rights	(376)	(120)
Exercise of stock options	—	20

Net cash provided by (used in) financing activities	(24,889)	37,491

Increase (decrease) in cash and cash equivalents	3,471	1,264
Cash and cash equivalents, beginning of period	5,293	539

Cash and cash equivalents, end of period	$8,764	$1,803

Cash paid for interest	$9,138	$7,263

Cash (refunded) paid for income taxes	$(1,437)	$3,323

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC. AND SUBSIDIARIES

September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands, except per share and share amounts)

(1) ORGANIZATION

    InterDent, Inc. ("InterDent" or the "Company"), incorporated on October 13, 1998, is a Delaware corporation headquartered in El Segundo, California. The Company is a provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. Each PA employs and directs the professional dental staff and provides all of the clinical services to the patients. The Company provides management services to affiliated PAs under long-term management service agreements. Under the terms of the management service agreements, the Company bills and collects patient receivables and provides all administrative support services to the PAs. The dentists employed through the Company's network of affiliated dental associations provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

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

    On August 6, 2001 the Company effected a one-for-six reverse split of its common stock. All share and per share information in these financial statements retroactively reflects the reverse split as if it had been in effect from the beginning of the periods covered.

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

Interim reporting

    The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to ensure that the information presented is not misleading. To obtain a more detailed understanding of our results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000 included in Form 10-K/A filed on May 1, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the entire year.

Net revenues

    Revenues consist primarily of PA net patient service revenue ("net patient revenue") and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered. Net management fees represent amounts charged to the unconsolidated PAs in accordance with the respective MSAs as a percentage of the PAs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts. All such revenues are recognized as services are performed, and are based upon usual and customary rates or contractual rates agreed to with managed care payors.

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

Management fee receivable and notes and advances receivable from professional associations

    Prior to May 31, 2001, substantially all of the management fee receivables represented amounts owed to the Company for revenue recorded in accordance with MSAs from unconsolidated PAs affiliated with the DCA division. All advances consisted of receivables from certain affiliated PAs of DCA in connection with cash advances for working capital and operating purposes. Notes receivable from PAs related to DCA financing of certain medical and non-medical capital additions made by certain unconsolidated PAs. All DCA related PA management fee receivables, advances and notes were sold in connection with the sale of DCA effective May 31, 2001, as discussed in Note 5.

    At September 30, 2001, management fee receivables represent amounts owed to the Company from one unconsolidated PA related to revenue recorded in accordance with the MSA, and is recorded based upon the net realizable value of patient accounts receivable of the PA. The Company reviews the collectibility of the patient accounts receivable of the PA and adjusts its management fee receivables accordingly.

Intangible assets

    Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles relate primarily to MSAs and goodwill associated with dental practice acquisitions. Intangibles relating to MSAs consist of the costs of purchasing the rights to provide management support services to PAs over the initial noncancelable terms of the related agreements, usually 40 years. Under these agreements, the PAs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company, which is the exclusive administrator of all non-dental aspects of the acquired PAs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements are noncancelable except for performance defaults. Intangible assets are amortized on the straight-line method, ranging from 5 years for other intangibles to 25 years for MSAs and goodwill.

    Intangible assets included in the condensed consolidated balance sheets primarily represent the value assigned to MSAs and goodwill in connection with certain completed dental practice affiliations. Periodically, the Company reviews the recoverability of these intangible assets for possible impairment on an individual practice level basis, which is the lowest level of identifiable cash flows. This measurement evaluates the ability to recover the balance of the intangible asset from expected future operating cash flows on an undiscounted basis through the remaining amortization period. In determining expected future cash flows, the Company considers current operating results in connection with anticipated future cash flows, which includes assumptions relating to revenue growth, capital improvements, debt service, operational initiatives, and other circumstances to make such estimates and evaluations. If impairment exists, the amount of such impairment is calculated based upon the estimated fair value of the asset. During the three months ended September 30, 2001 the Company recorded an impairment charge on certain intangible assets, see Note 5.

Investment

    On September 3, 1999, the Company entered into a seven-year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. During the three months ended September 30, 2001, the

Company recorded an impairment charge of $1,087 to write-off the investment in DXC. The impairment was based upon the uncertainty of recovery of the investment given the current economic environment and other factors.

Long-lived assets

    The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to its fair value as determined from expected future discounted cash flows. During the three months ended September 30, 2001, the Company recorded an impairment charge on certain long-lived assets disposed, or expected to be disposed, see Note 5.

Deferred compensation

    The Company made advances to certain officers of the Company and provided certain other officers with a minimum guarantee of the value of their stock options in order to retain and provide incentives to such officers. In connection with the advances, such officers issued interest-bearing notes payable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes are included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officers until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The minimum guarantee of the value of their stock options can be exercised for a two-year period beginning June 30, 2002.

    The difference in the amount of the notes and the value of the collateral at the date of the loans was being amortized over the life of the notes, representing stock compensation expense. The amortization reflected the deficit of the underlying pledged collateral on the individual note dates. The Company also adjusted the amortization to reflect changes in the quoted fair market value. The decline, if any, was amortized as stock compensation expense over the life of the notes. The amortization expense was adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, resulted in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. In addition, the minimum guarantee of the value of the stock options was being amortized as stock compensation expense. During the three months ended September 30, 2001, the remaining unamortized balance of notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

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

    For the three months ended September 30, 2001, and 2000, dilutive potential common shares of approximately 2,500,000 and 1,800,000, respectively, consisting of convertible subordinated debt and the exercise of certain options and warrants have been excluded from the computation of diluted income per share as their effect is anti-dilutive. For the nine months ended September 30, 2001, and 2000, dilutive potential common shares of approximately 2,500,000 and 1,400,000, respectively, have been excluded.

    The following table summarizes the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss) before extraordinary item	$(14,338)	$(116)	$(27,034)	$2,754

Extraordinary loss on debt extinguishments, net of income tax	—	—	(5,601)	—
Accretion of redeemable common stock	—	(1)	(1)	(6)

Net income (loss) attributable to common stock	$(14,338)	$(117)	$(32,636)	$2,748

Basic Shares Reconciliation:
Weighted average common shares outstanding	3,888,152	3,999,684	3,906,398	3,714,006
Outstanding shares subject to cancellation	—	—	—	—
Contingent returnable common shares	—	(91,005)	(36,503)	(92,879)

Basic shares	3,888,152	3,908,679	3,869,895	3,621,127

Income (loss) per share—basic
Before extraordinary item attributed to common stock	$(3.69)	$(0.03)	$(6.98)	$0.76
Extraordinary item	—	—	(1.45)	—

Attributed to common stock	(3.69)	(0.03)	(8.43)	0.76

Diluted Shares Reconciliation:
Basic shares	3,888,152	3,908,679	3,869,895	3,621,127
Effects of dilutive potential common shares:
Convertible preferred stock	—	—	—	271,444
Warrants	—	—	—	7,508
Stock options	—	—	—	16,811
Put rights	—	—	—	12,882

Diluted shares	3,888,152	3,908,679	3,869,895	3,929,772

Income (loss) per share—diluted
Before extraordinary item attributed to common stock	(3.69)	(0.03)	(6.98)	0.70
Extraordinary item	—	—	(1.45)	—

Attributed to common stock	$(3.69)	$(0.03)	$(8.43)	$0.70

Segment reporting

    The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as each of the affiliated dental practices is evaluated individually by the chief operating decision maker and considered to have similar economic characteristics, as defined in the pronouncement, and therefore are aggregated.

Income taxes

    Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded in 2001 represents the Company's estimate of state income tax estimated to be payable. The Company has a valuation allowance to offset the federal tax benefit of loss carryforwards.

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

New accounting pronouncements

    Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, was adopted effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The implementation of SFAS 133 in 2001 did not have any impact on the Company's financial position or results of operations.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB also issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the amortization provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. Effective January 2002, the test for measuring goodwill impairment will become much more stringent than the current practices, and could result in an impairment charge that although non-cash, may have a material adverse effect on our results of operations.

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

    The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Dental practice net patient service revenue—all PAs	$61,510	$77,030	$232,103	$230,644
Less:
Dental practice net patient service revenue—unconsolidated PAs	(255)	(16,187)	(30,986)	(49,480)

Reported practice net patient service revenue	$61,255	$60,843	$201,117	$181,164

Dental practice net patient service revenue—unconsolidated PAs	$255	$16,187	$30,986	$49,480
Less:
Amounts retained by dentists	(106)	(5,805)	(11,283)	(17,259)

Net management fees	$149	$10,382	$19,703	$32,221

(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

Business combinations

    On March 12, 1999, Gentle Dental Service Corporation and Dental Care Alliance, Inc. completed mergers in which each entity became a wholly owned subsidiary of InterDent, Inc. a newly formed company. The Company recorded a restructuring charge of $1,183 relating to the Company's restructuring plan as a result of the mergers during the six months ended June 30, 2000. Included in other current liabilities at September 30, 2001 is $1,740 in accrued merger and restructure costs. The Company is pursuing discounts on previously expensed merger and restructure costs. The Company expects to make payment upon finalization of such discounts, if any.

Terminated merger

    On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company recorded direct merger expenses of $547 associated with this agreement during the nine months ended September 30, 2000, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense and other costs. All costs incurred as a result of the terminated merger were paid during 2000.

    The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and Leonard Green terminated merger from January 1, 2000 through September 30, 2001:

Nine Months Ended September 30, 2000
Corporate merger and restructure costs:
GDSC and DCA combination:
Direct investment banking, accounting, legal and other advisory fees	$47
Employee retention, severance and training costs	39
Systems integration and conversion	1,097

Total	1,183

InterDent and Leonard Green proposed merger:
Direct investment banking, accounting, legal and other advisory fees	547

Total corporate merger and restructure costs	$1,730

	Beginning Balance	Expense	Payments	Ending Balance
Accrued merger and restructure liability:
Merger and restructure activity for the year ended December 31, 2000	$2,925	$1,730	$(2,603)	$2,052

Merger and restructure activity for the nine-months ended September 30, 2001	$2,052	$—	$(312)	$1,740

Dental practice affiliations

    In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers future consideration in the form of cash. The amount of future consideration payable by the Company under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to prior practice acquisitions when such amounts are probable and reasonably estimable. During the nine months ended September 30, 2001, the Company converted $5,960 of amounts due during the period under earn-out agreements into long-term notes payable. In addition, as of September 30, 2001, the Company had accrued $6,001 for future anticipated earn-out payments, which is included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $8,000 and $12,000 from October 2001 to December 2004, which is expected to be paid in cash and notes.

(5) DISPOSITION OF SUBSIDIARY AND DENTAL LOCATIONS

    Effective May 31, 2001, the Company completed the sale of its east coast division to Mon Acquisition Corp., a group led by Steven Matzkin, DDS, former president of the Company. The assets in the sale (the "East Coast Assets) included the stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and assets in Maryland, Virginia and Indiana used in the operation and management of certain dental practices owned by InterDent's subsidiaries, DentalCo Management Services of Maryland, Inc. and Gentle Dental Service Corporation. The transaction also included the assets associated with the notes receivable made by officers of DCA as discussed in Note 7. The total consideration of $36,000, included cash of $26,515 and the assumption of related debt and operating liabilities.

    Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the East Coast Assets, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement dated May 16, 2001 and amended on May 31, 2001 effective June 1, 2001 for $2,554, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Such amount has been recorded as deferred revenues and is being amortized over the life of the agreement. The parties also entered into the transition services agreement dated as of May 16, 2001 and a business collaboration agreement dated as of April 17, 2001 effective June 1, 2001 delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems and other similar operational matters.

    In the fourth quarter of 2000, the Company evaluated the recoverability of the long-lived assets as a result of the anticipated sale of DCA the East Coast Assets as required by FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The Company estimated the future undiscounted cash flow from certain long-lived assets was below their carrying values, and in the fourth quarter of 2000, the carrying value of these assets was adjusted to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. In addition, interest income from the notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense. Upon completion of the transaction in May 2001, the Company recorded a $5,934 loss on the sale of East Coast Assets, including a provision for anticipated closing costs. This additional loss was a result of additional investments made in the business subsequent to December 31, 2000, and additional expenses related to the sale. At the close of our first quarter ended March 31, 2001, management believed that the additional investments made during that quarter would be recovered through adjustments in the assets and liabilities through the date of sale. The transaction terms were not finalized until the date the transaction was consummated May 31, 2001. Accordingly, an additional loss was recorded in the second quarter due to higher transaction costs and a lower realization of advances to PA's than had been anticipated at both March 31, 2001 and December 31, 2000.

    The results of operations of East Coast Assets have been reported in the Condensed Consolidated Statements of Operations through the effective date of the sale transaction of May 31, 2001. The results of operations of East Coast Assets included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 are as follows. The following summary of operations excludes certain Company allocated costs such as provision for income taxes, credit facility interest costs, stock compensation expense, management and retention bonus, and certain corporate general and administrative costs.

		Nine Months Ended September 30,
	Three Months Ended September 30, 2000
		2001	2000
Dental practice net patient revenue	$2,431	$11,399	$2,431
Net management fees	10,141	19,226	31,500
Licensing and other fees	220	363	667

Net revenues	$12,792	$30,988	$34,598

Operating income	$911	$3,497	$2,454

Income before provision for income taxes	$1,345	$3,888	$3,543

    During the three months ended September 30, 2001, the Company identified seven dental practices for disposition. Accordingly, in the third quarter of 2001, the Company evaluated the recoverability of the long-lived assets as a result of the anticipated disposition of these seven dental offices as required by FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The Company estimated that the future undiscounted cash flow from the assets to be disposed, including intangibles, property and equipment and other assets, was below their carrying values. Accordingly, the carrying value of these assets was adjusted to their estimated fair value, resulting in a non-cash impairment charge of $6,450 during the quarter ended September 30, 2001.

(6) DEBT AND EQUITY FINANCING

    In April and May 2001, the Company entered into amendments to our existing senior revolving credit facility (the "Credit Facility") to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, the Company agreed to an amendment fee of $1,000, which was paid during the three months ended June 30, 2001, and an additional fee of $1,000 payable at maturity of the term loan if certain conditions are not met. The Company also issued warrants to the banks to purchase an aggregate of 166,667 shares of the Company's common stock at a strike price of $3.66 per share.

    The revolving feature of the Credit Facility expired on October 1, 2001, at which time it converted into an $82,000 term loan to be repaid in equal quarterly installments of $7,214 and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. The proceeds from the sale of the East Coast Assets and a portion of the proceeds from the sale of another office were prospectively applied to the minimum quarterly payment requirements. Accordingly, the future required quarterly payments of $7,214 due on October 1, 2001 and January 1, 2002, and $4,567 of the payment due on April 1, 2002, have already been satisfied. As of September 30, 2001, the amount of mandatory quarterly payments for the next twelve months is $9,861, consisting of the remaining $2,647 due April 1, 2002 and $7,214 due July 1, 2002.

    Principal amounts owed under the Credit Facility bear interest at LIBOR plus 5.50% or the prime rate plus 3.75%, at our option. If we raise qualified additional capital by April 1, 2002 ("Equity Conversion Date"), the interest rate under the Credit Facility reduces to LIBOR plus 3.50% or the prime rate plus 1.75%, at our option. The interest rates also increase by 1% on the anniversary of the Equity Conversion Date.

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirements relating to maintenance of specified levels of cash flows and compliance with specified financial ratios. Future Company forecasts anticipate meeting these requirements. However, no assurance can be made that these requirements will be met. Also, our obligations under the Credit Facility are secured by a security interest in equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles.

    During the nine months ended September 30, 2001, the Company recorded a charge of $3,886 for the write-off of certain prepaid debt costs related to previously entered into credit facility agreements, loan amendment fees, warrant issuance and associated professional fees incurred in connection with the execution of the amended credit facility agreement.

    In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction was comprised of 458,333 shares of common stock valued at $11,000. The debt portion of the transaction was comprised of a senior subordinated note with a face value of $25,500 (the "Levine Note"). As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company's common stock at an initial price of $41.04 per share, which as described below, was subsequently reduced to $24.78 per share. The warrant was valued at $2,739. The warrant value was reflected as a discount to the face value of the Levine note and has been subsequently written off as discussed below.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company paid an amendment fee of $2,250, payable in additional notes, increased the payment-in-kind ("PIK") interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $24.78 per share.

    The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, the Company recorded an extraordinary charge of $5,601 during the quarter ended June 30, 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2,250 incurred to extinguish the original note and $3,351 for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the note as new issuance costs.

    The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. The Company is currently issuing PIK notes at 16.5% for payment of current interest amounts owed. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios.

    In 1998, the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes have an eight-year term and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 7.0%, which the Company is currently exercising for payment of current interest amounts due. In April 2001, the Company entered into an amendment to the Convertible Notes and the lender waived the cross-default provision under the Convertible Notes that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

(7) SHAREHOLDERS' EQUITY

Deferred Compensation

    During 2000, the Company advanced $11,500 to certain officers of the Company in order to retain and provide incentives to such officers. In connection with these advances, such officers issued interest-bearing notes to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The Company discounted the notes at the market interest rate. The notes and accrued interest have various maturity dates through May or June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officer until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The total advance included notes of $5,900 from DCA officers, of which total unamortized notes of $4,604 were sold in connection with the sale of DCA stock on May 31, 2001 as discussed in Note 5.

    The notes were being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. The Company also adjusted the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, was amortized as stock compensation expense over the life of the notes. The amortization expense was adjusted cumulatively for changes in fair value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. During the three months ended September 30, 2001, the remaining unamortized balance of notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

Shareholder Notes Receivable

    In 1997, the Company was issued a shareholder note receivable by an officer with a face amount of $150. In connection with the execution of the officer's amended employment agreement in May 2000, the note and related accrued interest of $182, subject to provisions of the agreement, was to be forgiven in May 2002. The note and accrued interest was being expensed over the twenty-four month period. During the three months ended September 30, 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer.

(8) CONTINGENCIES

    On November 12, 1999, Robert D. Rutner, D.D.S. filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Dental Services, Incorporated, and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. No trial date has been set. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On October 18, 2000, Amerident Dental Corp. ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management, Inc. seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation. On January 19, 2001, Amerident filed another action against InterDent and Gentle Dental Mangement, Inc. for Breach of a Promissory Note and related common counts, that action was similarly deemed related and consolidated with the earlier filed InterDent action. Discovery is ongoing. The trial has been set for March 25, 2002. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On January 19, 2001, JB Dental Supply Company filed a complaint against InterDent and Gentle Dental Service Corporation in Los Angeles Superior Court Case No. BC245573 for breach of contract and related common counts alleging the failure of certain offices to pay for dental supplies. Although the trial has been set for January 22, 2002, the parties have stipulated to a 60-day continuance. InterDent believes that it did not receive the subject dental supplies and, accordingly that this case is without merit; InterDent intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

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

(9) RECORDING OF CLINICAL SALARIES

    The Company compensates certain dentists based on percentages of cash collections after reaching a minimum threshold. For periods prior to March 31, 2001, such compensation was recorded based on the percentages of collections in the applicable period. No compensation expense related to uncollected net receivables was recorded. During the three months ended June 30, 2001, the Company recorded an adjustment related to uncollected net receivables for those dentists paid on a percentage of collections. This adjustment represents the cumulative effect of the accrual for all dentists paid on a percentage of collections since October 10, 1996. Accrued payroll at June 30, 2001 was increased by $1,367 with a corresponding increase to clinical salaries expense of $250 and intangible assets of $1,117. The adjustment to intangible assets is the portion of the accrual that should have been recorded in the purchase accounting for acquisitions of practices in previous periods. Also, the cumulative effect of the amortization of the increased intangible assets was recorded to amortization expense of $186 during the quarter ended June 30, 2001. The impact of these entries was not significant to previous periods.

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

Overview

    Through May 31, 2001, we provided comprehensive management services to a dental practice network that employed 813 dentists, including 197 specialists, practicing out of 244 dental offices and 2,197 operatories in various western and eastern states. Effective May 31, 2001 we completed a stock sale of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana and ceased affiliation with associated dental practices, as described in note 5 to the Condensed Consolidated Financial Statements. As of September 30, 2001, we provide comprehensive management services to a dental practice network that employs 556 dentists, including 108 specialists, practicing out of 148 dental offices and 1,303 operatories. We currently operate in selected markets in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

    Our practice management services facilitate the delivery of convenient, high quality, comprehensive and affordable dental care to patients in a comfortable environment. The dentists in our network of affiliated dental practices provide comprehensive general dentistry services and offer specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics. Our strategic objective is to maintain and expand our leadership position in the dental practice management industry. To achieve this objective, we seek to enter selected geographic markets and develop locally prominent, multi-specialty dental delivery networks. The key elements of our strategy are as follows:

  •
  provide convenient, comprehensive dental care;

  •
  focus on quality of patient care;

  •
  establish a comprehensive dental care network;

  •
  achieve operational efficiencies and enhance revenue;

  •
  integrate and leverage management information systems;

  •
  expand patient volume through proactive marketing; and

  •
  capitalize on managed care expertise.

    As part of a delivery network of multi-specialty dental care, we provide management services to our affiliated dental practices ("PAs") under long-term management service agreements. Under the terms of the management service agreements, we bill and collect patient receivables and provide all administrative and management support services to our affiliated dental practices. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing and related support personnel. We also provide licensing services including access and use of our propriety software program.

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

    The management service agreements have initial terms of 40 years with automatic extensions, unless either party gives notice before the end of the term. The management service agreements are not subject to early termination by the affiliated dental practices unless we are subject to bankruptcy proceedings or we materially breach the management service agreements and do not cure the breach following notice. Certain management service agreements have additional termination events, including the refusal to comply with the decisions of the joint operating committee, failure to pay the management fee, and a material change in applicable federal or state law.

    The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF 97-2) and reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have an equity investment in the physician practice. Our condensed consolidated financial statements, included elsewhere herein, are prepared in conformity with the consensus reached in EITF 97-2.

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

Results of Operations

    The following discussion highlights changes in historical revenues and expense levels for the three and nine month period ended September 30, 2001 compared to the three and nine month period ended September 30, 2000, as reported in our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Three Months Ended September 30, 2001 Statement of Operations Compared to Three Months Ended September 30, 2000

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue represents the clinical patient revenues at 166 clinical locations through May 31, 2001 and 146 locations subsequent to the DCA sale transaction, where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $61.3 million for 2001 compared to $60.8 million for 2000, representing a 0.8% increase.

    This revenue growth is partially due to the addition of 4 affiliated dental practices at the end of August 2000, representing 21 locations, of which 15 of these offices were subsequently sold as part of the DCA sale on May 31, 2001. We were also able increase total dental practice net patient revenue at existing facilities. This was as a result of us working with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2001 increased by approximately 7.9% when compared to revenue for 2000.

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 clinical locations through May 31, 2001 and 2 locations subsequent to the DCA sale transaction. A net management fee were $.15 million for 2001 and $10.4 million for 2000, representing a decrease of 98.6% and is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary.

    Licensing and Other Fees.  Prior to the DCA sale transaction, we earned certain fees from unconsolidated affiliated dental practices for various licensing and consulting services performed by our DCA subsidiary. After the DCA sale transaction, such revenues have consisted of licensing fees for our proprietary practice management software. This revenue was $0.13 million for 2001 and $0.22 million for 2000, and the reduction is significantly related to the DCA sale transaction.

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

    Practice operating expenses were $53.4 million for 2001 compared to $61.4 million for 2000, representing a 13.0% decrease. The sale of DCA accounts for the majority of the decrease in practice operating expenses. Practice operating expenses for 2001 were 86.8% of total revenue compared to 85.9% for 2000. The practice operating margin for 2001 was 13.2% compared to 14.1% for 2000.

    Excluding all revenues and expenses of the offices disposed, or expected to be disposed during 2001, practice operating expenses at the remaining offices (the "remaining offices") for 2001 were 86.2% of total revenue compared to 86.1% for 2000. The practice operating margin of the remaining offices for 2001 was 13.8% compared to 13.9% for 2000. The slight decrease in operating margin resulted from increased clinical salaries, benefits and provider costs at the remaining offices, largely offset by decreased nonclinical salaries and benefits, dental and lab supplies, occupancy, and SG&A costs as a percent of revenues. Clinical salaries, benefits, and provider costs of the remaining offices, as a percentage of revenue was 3.2 percentage points higher for 2001 than 2000. We are seeking to reduce clinical costs as a percent of revenue by a combination of revenue enhancement and payroll cost initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

    Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses remained flat at $3.3 million for 2001 and 2000. As a percentage of revenues such costs were 5.4% for 2001 and 4.9% for 2000.

    Stock Compensation Expense.  During the second and third quarter of 2000, we advanced $11.5 million to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance of the advances was recorded as deferred compensation in shareholders' equity in the Condensed Consolidated Balance Sheets. The advances were being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of the advances to DCA officers at the time of the sale transaction of $4.6 million was included in the determination of impairment of long-lived assets and advances recorded in the fourth quarter of 2000. During the three months ended September 30, 2001, the remaining unamortized balance of advances was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

    Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ended May 2002. During the three months ended September 30, 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer.

    For 2001 we recorded total stock compensation expense of $4.3 million as compared to $0.35 million for 2000.

    Depreciation and Amortization.  Depreciation and amortization was $2.8 million for 2001 and $3.2 million for 2000. The slight decrease of $0.4 million in 2001 is due to the sale of the DCA subsidiary. It is anticipated that future earn-out payments on completed acquisitions and additional capital expenditure needs will result in additional depreciation and amortization in future periods.

    Interest Expense.  Interest expense, net of interest income, was $4.3 million for 2001 compared to $3.7 million for 2000. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earn-out payments associated with past affiliations. In 2001 and for the year ended December 31, 2000, we paid total cash consideration for practice affiliations and earn-out payments of $30.3 million. In addition, we experienced an overall increase in market rates of interest during 2000. Recent easing of interest rates by the Federal Reserve, along with our recent pay down on the Credit Facility, resulting from the sale of DCA, has reduced our borrowing costs associated with our credit facility compared to the second quarter of 2001.

    In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, subject to incremental charges as outlined in the agreement. In April and May 2001, the notes were amended to waive the non-compliance as of December 31, 2000, reset all covenants for 2001 and subsequent years, and increased the PIK note interest rate, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

    Disposition of subsidiary and dental locations.  During 2001 we identified seven dental practices for disposition and recorded a non-cash impairment charge of $6.5 million, representing the excess of the carrying value of the underlying assets to be disposed, including intangibles, property and equipment, and other assets, over their fair values.

    Provision for Income Taxes.  Our statutory tax rate for federal and state purposes is approximately 40%. Income tax expense of $0.05 million recorded for 2001 represents the Company's annual estimated state tax payable. We expect to utilize existing loss carryforwards to offset federal taxes due for 2001, if any. For 2000, we recorded a benefit of $0.4 million at our statutory rate.

Nine Months Ended September 30, 2001 Statement of Operations Compared to Nine Months Ended September 30, 2000

    Dental Practice Net Patient Revenue.  Dental practice net patient revenue represents the clinical patient revenues at 166 clinical locations through May 31, 2001 and 146 locations subsequent to the DCA sale transaction, where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $201.1 million for 2001 compared to $181.2 million 2000, representing an 11.0% increase.

    This revenue growth is partially due to the addition of 4 affiliated dental practices at the end of August 2000, representing 21 locations, of which 15 of these offices were subsequently sold as part of the DCA sale on May 31, 2001. We were also able to effectively increase total dental practice net patient revenue at existing facilities. This was as a result of us working with affiliated dental practices to recruit new dentists to meet increased demand, negotiated additional contracts with managed care organizations and third party-payors, leveraged additional specialty dental services, and increased the number of patients successfully completing their treatment programs with the use of internally developed proprietary software. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2001 increased by approximately 8.5% when compared to revenue for 2000.

    Net Management Fees.  Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 clinical locations through May 31, 2001 and 2 locations subsequent to the DCA sale transaction. Net management fees were $19.7 million for 2001 and $32.2 million for 2000, representing a decrease of 38.9% and entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary.

    Licensing and Other Fees.  Prior to the DCA sale transaction, we earned certain fees from unconsolidated affiliated dental practices for various licensing and consulting services performed by our

DCA subsidiary. After the DCA sale transaction, such revenues have consisted of licensing fees for our proprietary practice management software. This revenue was $0.53 million for 2001 and $0.67 million for 2000, and the reduction is significantly related to the DCA sale transaction, as such fees were mainly earned by our DCA subsidiary.

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

    Practice operating expenses were $190.4 million for 2001 compared to $178.1 million for 2000, representing a 6.9% increase. The majority of this increase in practice operating expenses is due the acquisition of 21 dental locations in the third quarter of 2000, partially offset by the sale of the DCA subsidiary on May 31, 2001. Practice operating expenses for 2001 were 86.0% of total revenue compared to 83.2% for 2000. The practice operating margin for 2001 was 14.0% compared to 16.8% for 2000.

    Excluding all revenues and expenses of the offices disposed, or expected to be disposed during 2001, practice operating expenses at the remaining offices (the "remaining offices") for 2001 were 86.1% of total revenue compared to 83.7% for 2000. The practice operating margin for 2001 was 13.9% compared to 16.3% for 2000. The overall decrease in operating margin resulted from increased clinical salaries, benefits and provider costs at the remaining offices, partially offset by decreased SG&A costs as a percent of revenues. Clinical salaries, benefits, and provider costs as a percentage of revenues was approximately 3.2 percentage points higher for 2001 than 2000. We are seeking to reduce clinical costs as a percentage of revenue by a combination of revenue enhancement and payroll cost initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed

    Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses remained flat at $10.0 million for 2001 and 2000. As a percentage of revenues such costs decreased to 4.5% for 2001 compared to 4.7% for 2000.

    Stock Compensation Expense.  During the second and third quarter of 2000, we advanced $11.5 million to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance of the advances was recorded as deferred compensation in shareholders' equity in the Condensed

Consolidated Balance Sheets. The advances were being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of the advances to DCA officers at the time of the sale transaction of $4.6 million was included in the determination of impairment of long-lived assets and advances recorded in the fourth quarter of 2000. During the three months ended September 30, 2001, the remaining unamortized balance of notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

    Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ended May 2002.. During the three months ended September 30, 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer.

    For 2001 we recorded total stock compensation expense of $6.1 million as compared to $0.45 million for 2000.

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

    Depreciation and Amortization.  Depreciation and amortization was $9.3 million for 2001 compared to $9.0 million for 2000. This increase is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed and earn-out payments made or converted to notes in 2001 and 2000, partially offset by the sale of the DCA subsidiary on May 31, 2001. It is anticipated that future earn-out payments on completed acquisitions and additional capital expenditure needs will result in additional depreciation and amortization in future periods.

    Interest Expense.  Interest expense, net of interest income, was $15.0 million for 2001 compared to $9.1 million for 2000. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earn-out payments associated with past affiliations. In 2001 and for the year ended December 31, 2000, we paid total cash consideration for practice affiliations of $30.3 million. In addition, we experienced an overall increase in market rates of interest during 2000. Recent easing of interest rates by the Federal Reserve, along with our pay down on the Credit Facility resulting from the sale of DCA, is anticipated to reduce our borrowing costs associated with our credit facility.

    In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, subject to incremental charges as outlined in the agreement. In April and May 2001, the notes were amended to waive the non-compliance as of December 31, 2000, reset all covenants for 2001 and subsequent years, and increased the PIK note interest rate, as discussed in Note 6 to the condensed consolidated financial statements.

    Debt and equity financing costs.  In April and May 2001, we entered into various amendments to our existing credit facility and convertible senior subordinated debt as described in Note 6 to the Condensed Consolidated Financial Statements. As a result, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered credit facility agreements, loan amendment fees, warrant issuance and associated professional fees incurred in connection with the execution of the various loan amendments.

    Disposition of subsidiary and dental locations.  The completion of the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana represented total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.9 million recorded in 2001 includes a provision for anticipated transaction related closing costs.

    Additionally, during 2001 we identified seven dental practices for disposition and recorded a non-cash impairment charge of $6.5 million, representing the excess of the carrying value of the underlying assets to be disposed, including intangibles, property and equipment, and other assets, over their fair values.

    Provision for Income Taxes.  Our statutory tax rate for federal and state purposes is approximately 40%. Income tax expense of $0.15 million recorded for 2001 represents the company's annual estimated state tax payable. We expect to utilize existing loss carryforwards to offset federal taxes due for 2001, if any. For 2000, we recorded a provision of $1.5 million at our statutory rate.

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

Liquidity and Capital Resources

    At September 30, 2001, cash and cash equivalents were $8.8 million, representing a $3.5 million increase in cash and cash equivalents from $5.3 million at December 31, 2000 and a $5.7 million increase from $3.1 million in cash and cash equivalents at June 30, 2001. The increase in cash since June 30, 2001 largely resulted from a $4.4 million increase under the credit facility as of September 30,

2001. We borrowed against the maximum available borrowing amount at the end of September as the revolving feature of the credit facility expired October 1, 2001. Our negative working capital at September 30, 2001 of $12.9 million increased from a negative working capital at December 31, 2000 of $4.1 million. The primary factor for the decrease in working capital is the sale of DCA assets and liabilities. At the time of the transaction, $7.9 million of positive DCA working capital was eliminated.

    Net cash provided by operations amounted to $15.9 million for the nine months ended September 30, 2001 compared to $7.0 million for the nine months ended September 30, 2000. The increase in net cash provided by operations is primarily attributed to $8.3 million in a combination of increase accounts receivable collections and timing of accounts payable disbursements. Additionally, during the nine months ended September 30, 2001 we received an income tax refund of $1.5 million while for the same period ended June 30, 2000 we paid income taxes of $3.3 million.

    Net cash provided by investing activities was $12.5 million for the nine months ended September 30, 2001 as compared to cash used of $43.2 million for the nine months ended September 30, 2000. Included in the investing activities is cash paid for earnout payments for prior acquisitions of affiliated dental practices of $4.2 million for the nine months ended September 30, 2001 and cash paid for current acquisitions and earnout payments totalling $18.0 million for the nine months ended September 30, 2000. We also paid $2.7 million for property and equipment for the nine months ended September 30, 2001 compared to $6.3 million for the nine months ended September 30, 2000. This decrease is due to completion of our hardware conversions during fiscal year 2000 to our revenue and receivable software system. Advances to unconsolidated affiliated practices of $3.2 million for the nine months ended September 30, 2001 and $7.6 million for the nine months ended September 30, 2000 were also made. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. The Company typically advances funds to the PAs during the initial years of operations, until the PA owner repays the seller debt, and the operations improve. Such advances related to our DCA division activities were eliminated upon consummation of the DCA stock sale transaction in May 2001. Net proceeds from the sale were utilized to pay down the outstanding credit facility balance. During 2000, we also funded $11.5 million in advances to certain officers in order to retain and incentivize management.

    Net cash used in financing activities was $24.9 million for the nine months ended September 30, 2001, of which $18.4 million represents the pay down of the credit facility from the DCA sale proceeds partially offset by subsequent borrowings, while the remainder primarily represents payments on long-term debt and capital leases. For the nine months ended September 30, 2000 cash provided by financing activities was $37.5 million and included gross proceeds of $36.6 million from a debt and equity offering.

    In connection with certain completed affiliation transactions, we have agreed to pay to the sellers future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. During the nine months ended September 30, 2001, the Company converted $6.0 million of amounts due during the period under earn-out agreements into long-term notes payable. In addition, as of September 30, 2001, future anticipated earn-out payments of $6.0 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $8.0 and $12.0 million from October 2001 to December 2004, which is expected to be paid in cash and notes.

    In April and May 2001, the Company entered into amendments to our existing senior revolving credit facility (the "Credit Facility") to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31,

2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, we agreed to an amendment fee of $1.0 million, which was paid during the three months ended June 30, 2001, and an additional fee of $1.0 million payable at maturity of the term loan if certain conditions are not met. The Company also issued a warrant to purchase 166,667 shares of the Company's common stock at a strike price equal to the common stock fair market value one day prior to the close of the transaction.

    The revolving feature of the Credit Facility expired on October 1, 2001, at which time it converted into an $82,000 term loan to be repaid in equal quarterly installments of $7.2 million and a final payment of the remaining balance at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. The DCA sale proceeds were prospectively applied to the minimum quarterly payment requirements. Accordingly, the future required quarterly payments of $7.2 million due on October 1, 2001 and January 1, 2002, and $4.6 million of the payment due on April 1, 2002 have already been satisfied. As of September 30, 2001, the amount of mandatory quarterly payments for the next twelve months is $9.9 million, consisting of the remaining $2.7 million due April 1, 2002 and $7.2 million due July 1, 2002.

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

    The Credit Facility contains several covenants, including but not limited to, restrictions on the ability of us to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, requirements relating to maintenance of specified levels of cashflows and compliance with specified financial ratios. Future Company forecasts anticipate meeting these requirements. However, there is significant risk that the Company could miss such financial covenants in the future should operations not improve. Managements projections indicate improvements in future periods due to certain operational enhancements and revenue growth. Also, our obligations under the Credit Facility are secured by a security interest in equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles.

    During the nine months ended September 30, 2001, the Company recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered Credit Facility agreements, loan amendment fees, warrant issuance valuations, and associated professional fees incurred in connection with the execution of the amendment credit facility agreement.

    In June 2000, the Company raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction was comprised of 458,333 shares of common stock valued at $11 million. The debt portion of the transaction was comprised of a senior subordinated note with a face value of $25.5 million (the "Levine Note"). As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company's common stock at an initial price of $41.04 per share. The warrant was valued at $2.7 million and has been written off as discussed below.

    In April 2001, the Company entered into an amendment to its Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company paid an amendment fee of $2.2 million, payable in additional notes, increased the PIK interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $24.78 per share.

    The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, the Company recorded an extraordinary charge of $5.6 million during the quarter ended June 30, 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the note.

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

    The shares of Series B Preferred Stock are convertible into shares of our Common Stock at the rate of 18.09 shares of Common Stock for each share of Series B Preferred Stock (assuming there are no declared but unpaid dividends on the Series B Preferred Stock), and the shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series A Preferred Stock and Series C Preferred Stock are not convertible.

    A total of 36,920 and 56,541 outstanding shares of InterDent Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase at original issue price at the Company's election as a result of the Company's failure to achieve certain specified performance targets.

    Effective May 31, 2001, the Company completed a stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia and Indiana. The transaction also includes the assets associated with the notes receivable made to officers of DCA as discussed in Note 5 of the Condensed Consolidated Financial Statements. The total consideration of $36.0 million, included cash of $26.5 million and the assumption of related debt and operating liabilities. Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement dated May 16, 2001 amended May 31, 2001 effective June 1, 2001 for $2.6 million in cash, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Such amount is recorded as deferred revenues and amortized over the life of the agreement. The parties also entered into the transition services agreement dated as of May 16, 2001 and a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

    The Company believes that cash flow from operations, combined with payment of certain obligations under earn-out arrangements with notes payable, will be sufficient to fund obligations through September 30, 2002. However, to execute our long term business strategy and to fund future consideration to be paid under earn-outs and seller notes and amortize the senior Credit Facility, we will require additional funding through long-term or short-term borrowing arrangements or through the public or private issuance of additional debt or equity securities. There can be no assurance that any such financing will be available or will be available on terms acceptable to InterDent.

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

    At September 30, 2001, we had $82.0 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the average interest rate under the credit facility would have an impact of approximately $.62 million for the nine months ended September 30, 2001. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $86.0 million are at fixed rates of interest.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    On November 12, 1999, Robert D. Rutner, D.D.S. filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Dental Services, Incorporated, and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. No trial date has been set. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On October 18, 2000, Amerident Dental Corp. ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management, Inc. seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation. On January 19, 2001, Amerident filed another action against InterDent and Gentle Dental Mangement, Inc. for Breach of a Promissory Note and related common counts, that action was similarly deemed related and consolidated with the earlier filed InterDent action. Discovery is ongoing. The trial has been set for March 25, 2002. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

    On January 19, 2001, JB Dental Supply Company filed a complaint against InterDent and Gentle Dental Service Corporation in Los Angeles Superior Court Case No. BC245573 for breach of contract and related common counts alleging the failure of certain offices to pay for dental supplies. Although the trial has been set for January 22, 2002, the parties have stipulated to a 60-day continuance. InterDent believes that it did not receive the subject dental supplies and, accordingly that this case is without merit; InterDent intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

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

Item 2. Changes in Securities and Use of Proceeds

    InterDent's Board of Directors authorized a 1 for 6 reverse stock split, which was approved by the shareholders of the Company at its August 3, 2001 annual shareholders meeting. The reverse split was effective for trading on August 7, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The 2001 Annual Meeting of Shareholders of the Company was held on August 3, 2001.

    At the meeting, Robert Finzi, H. Wayne Posey, and Robert Raucci were each re-elected as directors for a three-year term, or until their successors are duly elected and qualified. The terms of directors Michael T. Fiore, Steven R. Matzkin, D.D.S., Eric Green, and Paul H. Keckley, continued after the meeting. The directors elected at the meeting were elected by the following votes, on a pre 1 for 6 reverse stock split basis:

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

Proposal	Votes For	Votes Against	Abstentions
1999 Stock Incentive Plan	16,250,102	1,035,194	18,976
2000 Key Executive Incentive Plan	16,193,943	1,106,419	3,910
Six to One Reverse Stock Split	22,553,735	164,153	844
Ratification of Auditors	22,709,997	5,308	3,427

Item 5. Other Information.

    On March 23, 2001, we received notification from Nasdaq that we had failed to maintain a minimum bid price of $1.00 over the last thirty consecutive days as required under Maketplace Rule 4450(a)(5). Pursuant to applicable Nasdaq rules, a hearing was held by a Nasdaq Panel on August 9, 2001 to determine whether the Company's Common Stock would remain eligible for listing on the National Nasdaq Market. As noted in Item 2, the Company's stockholders approved a one for six reverse stock split of the Company's Common Stock, which became effective as of the close of business on August 6, 2001. Thus, while the Company had 23,986,922 shares of Common Stock outstanding as of August 1, 2001, the Company had approximately 3,997,820 shares of Common Stock outstanding after giving effect to the reverse stock split. The primary purpose of the reverse stock split is to reduce the outstanding shares of Common Stock so that the Common Stock outstanding after giving effect to the reverse stock split trades at a higher price per share than the Common Stock outstanding before giving effect to the reverse stock split.

    Subsequently, in response to the extraordinary market conditions following the tragedy of September 11th, The Nasdaq Stock Market, Inc. announced that it was implementing an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. The actions to suspend these requirements until January 2, 2002, were approved by the Nasdaq Board of Directors and became effective immediately. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Companies currently under review for deficiencies or in the hearings process were taken out of the process with respect to the bid price or market value of public float requirements. No deficiencies will accrue during the proposed suspension process. During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action.

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

    None

(b)
Reports on Form 8-K

    On July 13, 2001, the Company filed an amendment to the Current Report on Form 8-K filed on June 29, 2001 filed for the purpose of including as Exhibit 16 the letter from KPMG, LLP regarding change in certifying accountant, and should be read in conjunction with the report on Form 8-K filed on June 29, 2001.

    On August 23, 2001, the Company filed an amendment to Current Report on Form 8-K filed on June 18, 2001. InterDent, Inc. ("InterDent") completed the sale (the "Sale") of its East Coast division, which includes Dental Care Alliance, Inc. and assets used in the operation and management of certain dental practices owned by InterDent's subsidiaries, DentalCo Management Services of Maryland, Inc. and Gentle Dental Service Corporation, to Mon Acquisition Corp. The Sale was initially reported on Form 8-K filed on June 18, 2001. This amendment was filed for the purpose of including pro forma financial information relating to the Sale, and should be read in conjunction with the June 18, 2001 Form 8-K.

    On September 20, 2001, the Company filed a Current Report Form 8-K announced the departure of Michael T. Fiore, its Chief Executive Officer, President, and Chairman. InterDent also announced that it has appointed H. Wayne Posey, a member of its board of directors, as the interim Chairman, President and Chief Executive Officer.

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC. (Registrant)
Date:	November 14, 2001	By:	/s/ H. WAYNE POSEY H. Wayne Posey Chief Executive Officer
		By:	/s/ L. THEODORE VAN EERDEN L. Theodore Van Eerden Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share amounts)
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited, in thousands, except per share amounts)
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
INTERDENT, INC. AND SUBSIDIARIES September 30, 2001 and 2000 Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share and share amounts)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information.
Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES