Form 10-K
period 2001-12-31
INTERDENT INC
filed 2002-04-16
CIK 1072765

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _________________ to _______________________

Commission file number:  000-25549

                                 INTERDENT, INC.
              (Exact name of registrant as specified in its charter)

           Delaware                                  95-4710504
(State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

          222 No. Sepulveda Blvd., Suite 740, El Segundo, CA 90245-4340
                 (Address of principal executive offices)
Registrant's telephone number, including area code              (310) 765-2400

Securities registered pursuant Section 12(b) of the Act:      None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common stock (Par Value $.001 per share)
                                 Title of class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At April 12, 2002, the aggregate market value of voting stock held by non-affiliates was $710,064.

At April 12, 2002, 3,993,837 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                          Part of Form 10-K into
            Document                                        which incorporated
           --------                                      ----------------------

Proxy Statement for 2002 Annual Meeting of Shareholders            Part III


                         TABLE OF CONTENTS

                                                                                                                      Page
PART I
Item 1.    Business......................................................................................................1

Item 2.    Properties....................................................................................................9

Item 3.    Legal Proceedings.............................................................................................9

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................10

PART II  ...............................................................................................................11

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................................11

Item 6.    Selected Financial Data......................................................................................12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks .................................................23

Item 8.    Financial Statements and Supplementory Data..................................................................25

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................55

PART III ...............................................................................................................56

Item 10.   Directors and Executive Officers of the Registrant...........................................................56

Item 11.   Executive Compensation.......................................................................................56

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................................56

Item 13.   Certain Relationships and Related Transactions...............................................................56

PART IV ................................................................................................................57

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................................57


                                     PART I

Item 1.  Business.


Headquartered in El Segundo, California, InterDent, Inc. ("InterDent" or the "Company") was incorporated on October 13, 1998 as a Delaware corporation to facilitate the business combination of Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance ("DCA") that occurred in March 1999. Prior to the combination, GDSC and DCA were each publicly traded dental practice management companies since 1997.


We are a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.


We have historically affiliated with PAs by purchasing the operating assets of those practices, including furniture and fixtures, equipment and instruments, and entering into long-term (typically 40 years) management service agreements with the PAs associated with the practice. Under the terms of these agreements, we are the exclusive administrator of all non-clinical aspects of the dental practices, whereas the affiliated PAs are exclusively in control of all aspects of the practice and delivery of dental services. As compensation for services provided under the management agreements, we receive a management fee typically equal to the reimbursement of expenses incurred in operating the practice plus a percentage of the net revenues of the affiliated dental practice.


Through May 31, 2001, we provided management services to dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also have retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide our proprietary software. As of December 31, 2001 we provided management services to 141 dental offices that employ 536 dentists, including 105 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.


Our long-term objective is to expand our market leadership position in the dental practice management industry and continue to improve operational profitability. To achieve these objectives we develop dense, locally prominent multi-specialty dental delivery networks that provide high quality, cost-effective dental care. The key elements of our strategy are as follows:

-    Establish dense regional dental care networks;
-    Provide convenient, comprehensive dental care;
-    Focus on quality of patient care;
-    Fully capitalize on regional critical mass to expand patient volume;
-    Achieve operational efficiencies and enhance revenue;
-    Integrate and leverage our propriety management information systems; and
-    Capitalize on managed care expertise.

The services we provide to our affiliated dental practices are part of our clinically driven operating model designed to enhance our affiliated dental practices, and includes:

- Training and educating, enabling dentists to perform additional general and specialty services;
- Assistance in optimizing patient scheduling, staffing ratios and other resource allocation;
- Improving office administration, including billing and collecting receivables;
-    Assistance in negotiating and monitoring managed care and other contracts;
     and
-    Assistance in recruiting dental professionals.

We also provide a proprietary management information system that enables us to analyze key performance statistics on a real-time basis and identify trends and opportunities for improvement. We believe our clinically driven operating model and proprietary management information system provide us with a unique advantage and serve as the infrastructure to support continued growth.

Dental Services Industry

Centers for Medicare & Medicaid Services ("CMS"), formerly The Health Care Financing Administration, estimates that the annual aggregate domestic market for dental services was approximately $65.4 billion for 2001, representing 4.6% of total health care expenditures in the United States, with a compound annual growth rate of approximately 8% from 1980 to 2001. According to CMS, the dental services industry is expected to reach nearly $109 billion by 2010. We believe that the anticipated growth in the dental industry will be driven by several factors, including:

- Increase in the availability and types of dental insurance, including managed care organizations;
-    Increasing demand for dental services from an aging population;
- Evolution of technology which makes dental care less traumatic and, therefore, more attractive to patients; and
-    Increased focus on preventive and cosmetic dentistry.

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

According to the 2001 Dental Benefits Report prepared by the National Association of Dental Plans, approximately 57% of the United States population is covered under dental benefit plans, including preferred provider organizations ("PPO") and Health Maintenance Organizations ("HMOs"). The market share of these network-based dental plans is estimated to have grown from 32% of total dental care expenditures in 1995 to an estimated 63% in 2000.

We believe that the trend toward consolidation in the dental services industry will continue as dentists seek to affiliate with group practice managers, such as us, due to the following:

- Desire of dentists to focus on clinical aspects rather than on administrative and regulatory aspects of their practices;
-    Increasing patient demands for more flexible evening and weekend hours;
- Increasing demand for competitively-priced, high quality dental care at multiple locations; and
- Increasing desire of dental school graduates to pursue alternatives to the traditional solo practice of dentistry.

Operating Strategy

Our long-term strategic objective is to expand our leadership position in the dental practice management industry. To achieve this objective, we develop selected geographic markets with locally prominent, multi-specialty dental delivery networks that provide high quality, cost-effective dental care. The key elements of our strategy are as follows:

Establish dense regional dental care networks. We seek to build geographically dense networks of dental offices to achieve economies of scale and develop a significant presence in selected markets. We develop these networks through de nova offices or affiliations with dental groups and practices that have a significant market position.

Provide Convenient, Comprehensive Dental Care. Our affiliated dental practices provide patients with customer-friendly, comprehensive and cost-effective dental care, which is made available at convenient times and locations. Because our affiliated dental practices generally include both general practitioners and on-staff specialists who can provide dental services (such as endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics), patients can rely on our affiliated dental practices to provide comprehensive dental care needs. By offering extended office hours and conveniently located offices, patients are offered a dental care environment that makes it easier to schedule and keep appointments. We also provide flexible payment options in an effort to reduce patient financial burden.

Focus on Quality of Patient Care. We continually refine procedures, training and systems to ensure optimum patient care. We seek to improve clinical outcomes through our network of dental directors, which works directly with our affiliated dental practices to institute quality assurance and utilization review programs, provide access to continuing education and training programs for dental professionals, and evaluate new techniques and technologies.

Achieve Operational Efficiencies and Enhance Revenue. We achieve operating efficiencies through the establishment of centralized management and administrative functions (such as information technology, marketing, payroll, accounts payable, general accounting and human resources services) for the affiliated dental practices. At the same time, we maintain on-site functions (such as patient scheduling and billing and collections) at each dental office or on a regional basis. We also enhance dental practice revenues by providing services and establishing procedures designed to optimize staff ratios and patient scheduling, and utilizing our management information system to more effectively support our affiliated dental practices. We believe that our network configuration provides leverage in negotiating with third-party payors and dental supply vendors to receive structured payments and contract terms that are more advantageous than those typically available to individual and small group practitioners. Also, the addition of specialists within our affiliated network also allows us to capture incremental revenue from the higher fees commanded by those specialty services.

Integrate and Leverage Our Proprietary Management Information Systems. Our management information system utilizes commercially available software, which has been enhanced by our proprietary software. The system is designed to assist each affiliated dental practice in:

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

Capitalize on Managed Care Expertise. We assist our affiliated dental practices by supplementing their fee-for-service business with selected managed care contracts. We believe that selected managed care contracts offer an attractive and profitable source of incremental revenue for the affiliated dental practices. We also believe that the financial and clinical data generated by our management information system enables us to negotiate favorable managed care contract terms. Additionally, we utilize our management information system to actively monitor utilization of patient groups covered by the managed care plans. We believe that our expertise in managed care represents a competitive advantage.

Dental Practice Network

As of December 31, 2001, our dental practice network employed 536 dentists, including 105 specialists, practicing out of 141 dental offices and operatories located in the geographic markets set forth below.


                     Geographic Market           Dentists             Offices            Operatories
                     -----------------           --------             -------            -----------
               Arizona                               19                    8                   56
               California - Northern                128                   22                  256
               California - Southern                178                   43                  408
               Hawaii                                21                    7                   55
               Idaho                                 16                    2                   53
               Nevada                                35                   13                  112
               Oklahoma & Kansas                     26                    6                   67
               Oregon                                80                   30                  228
               Washington                            33                   10                   88
                                              ----------------    -----------------    -----------------
                          Total                     536                  141                1,323
                                              ================    =================    =================

Services and Operations

We provide comprehensive management services with respect to all of the operations of our network of affiliated dental practices, other than the provision of dental treatment and employ all non-clinical personnel at the affiliated dental practices. Our services can be grouped into three broad categories: administrative and financial services, personnel services and operational services.

Administrative and Financial Services

Administrative. We provide administrative services to the affiliated dental practices, including staffing, education and training, billing and collections, patient scheduling, patient treatment follow-up, financial reporting and analysis, productivity reporting and analysis, cash management, group purchasing, inventory management, advertising promotion and other marketing support. We also assist in employee payroll and benefits administration, professional recruiting and provide support for dental practice operations, new site development and other capital requirements. These services substantially reduce the amount of time the dentists at our affiliated dental practices are required to devote to administrative matters, thus enabling network dentists to dedicate more time to the growth of their professional practices. In addition, because of our size and purchasing power, we have been able to negotiate discounts on, among other things, dental and office supplies, health and malpractice insurance, and equipment.

Third-party Payor Management. We examine various factors to determine which third-party payors' assignments we will recommend at each affiliated dental practice. Factors considered by us in making this recommendation include:

-    Types of procedures that are generally performed;
-    Geographic area served by the particular plan; and
-    Demographic characteristics of the typical plan participants.

Some element of managed care is present at most affiliated dental practices, although generally not as the primary source of revenues. We assist our affiliated dental practices in the negotiation of contracts with third-party payors. Due to our network volume, we often negotiate better terms for our affiliated dental practices with third-party payors than available to solo practitioners or small group dental practices.

Accounting Services. We provide affiliated dental practices with a full range of accounting services, including preparation of financial statements, management of accounts payable, oversight of accounts receivable, payroll administration and tax services. In addition, we assist each affiliated dental practice in the preparation of operating and financial budgets.

Third-party Financing. We have contracts with third-party financing companies that enable our affiliated dental practices to offer various third-party financing options to their patients on a non-recourse basis.

Personnel Services

Staffing and Scheduling. We provide management services that are designed to optimize staffing ratios and patient scheduling at our affiliated dental practices. We are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting our employees, which include non-dental professionals providing services to the affiliated dental practices. Staffing and scheduling services include:

-    Payroll administration;
-    Risk management;
-    Administering benefit plans;
- Analysis and advice with respect to the optimal number of general dentists, specialist dentists, dental assistants and hygienists at each dental practice;
-    Assist with scheduling; and
- Assist each affiliated dental practice with respect to expanding office hours, optimizing the flow of patients through the offices and assisting dentists in the more efficient use of dental assistants and hygienists.

Training and Education. Staff and practice development programs are an integral part of our operating strategy. Our programs are designed to motivate staff to achieve optimum performance goals, increase the level of patient satisfaction, and improve our ability to attract and retain qualified personnel. While we are not engaged in the practice of dentistry, we facilitate the training and educating of dental professional personnel.

Recruiting. We have a national recruiting program to assist our affiliated dental practices in recruiting dentists to add to our network. Recruiting takes place through our contacts at dental schools, presence at regional dental seminars and conventions and through advertising in regional and national dental publications.

Operational Services

Advertising and Marketing. We assist our affiliated dental practices in developing and implementing advertising and marketing programs, including patient educational and prevention programs at selected dental practices. We also assist the practices in their external marketing programs such as direct mail and yellow page advertising. Other marketing programs include the use of local radio, television and print advertising, and other marketing promotions.

Quality Assurance. The clinical management procedures and treatment protocols for our affiliated dental practices vary from region to region. Under the guidance of our Dental Advisory Board, key dentists in each region review and determine these procedures and treatment protocols and we work closely with dentists and hygienists at the affiliated dental practices to assist them in implementing such procedures and protocols. Areas included among the procedures and protocols to be determined by the network of dental directors are treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. As part of the affiliated dental practices' clinical enhancement program, we assist in providing quality assurance, peer review and utilization review programs. We also perform patient surveys to monitor patient satisfaction, and periodically audit patient charts and provide advice to the dentists employed by the affiliated dental practices.

Management Information Systems. Effective use of management information systems and extensive management reporting are the key means by which we manage our network of dental offices. Management information systems is critical to successfully operating a large number of relatively small, widely dispersed operating units and is also a major means where we add value to affiliated practices. We utilize our management information systems experience in operating dental offices to determine optimal information technology, and that such technology is uniformly implemented. Uniformity ensures that each office is operated as efficiently as possible, that data from each office is correctly compiled and integrated into meaningful management information, and allows for the staff to act as interchangeable parts between offices.

Our proprietary Compass Management System provides various management reports to the dental offices and division, regional and corporate management. The system receives data from the Office Management Systems by various processes and programs and consolidates the data into central data warehouses. The Compass Management System allows us to analyze and monitor our patient base. The software will, pro-actively or on command, search out patients who have not visited the office in a specified period of time. These patients can be targeted for telephone calls or other marketing attempts to draw them back into the office. The software also focuses on treatment planning, case acceptance and case completion. The software allows us to identify treatment plans that are either not started or incomplete and target those patients for completion. We can use this data to develop action plans to maximize revenue and schedules. It also benefits the patient, whose health is best served if the prescribed treatment plan is completed.

A major benefit of the Compass Management Software is to help dentists improve their productivity. The system provides the dentists with analyses such as production levels, average diagnosis value and treatment acceptance rates. Using this data, dentists can compare personal productivity to peer groups and then set his or her own goals and track actual results relative to goals. The system also helps maximize collections by exception based reporting which enables management to look on line at any time and from anywhere and quickly determine where additional collection effort may be needed. The system also captures and facilitates the analysis of encounter data, so that individual insurance plans can be stratified from low to high profitability and informed decisions can be made when it is time to consider renewing individual plans.

Scheduling. We implement patient scheduling systems at each of our affiliated dental practices that enable us to devise daily patient schedules that maximize the efficiency of dental professionals. In addition, office hours of each affiliated dental practice are tailored to meet the needs of its patient population.

Management Agreements

Our affiliated dental practices are in exclusive control of all clinical aspects of the practice of dentistry and the delivery of dental services. We have entered into long-term management agreements with the affiliated dental practices under which we are the exclusive administrator of all non-clinical aspects of the dental practices. Under these agreements, we:

-    Provide facilities and equipment used by the affiliated dental practices;
-    Bill and collect receivables on behalf of the affiliated dental practices;
-    Purchase and provide supplies;
- Provide clerical, accounting, payroll, human resources, computer and other non-dental support personnel;
-    Provide management information systems and reports;
-    Negotiate contracts managed care payors or other third parties; and
-    Assist in the recruitment of dentists.

We establish guidelines for hiring and compensating dentist and clinical personnel, although such responsibility remains with the affiliated dental practices. Specifically, the affiliated dental practices are responsible for:

-    Hiring and compensating dentists and other dental professionals;
-    Purchasing and maintaining malpractice insurance;
-    Maintaining patient records; and
-    Ensuring that dentists have the required licenses and other certifications.

As compensation for services provided under these agreements, we receive service fees typically equal to the expenses incurred in the performance of our obligations, plus an additional fee equal to a percentage of the net revenues of each affiliated dental practice. We collect ongoing service fees out of the cash collections of the affiliated dental practice, including the receivables assigned to us by the affiliated dental practices.

The management agreements each have an initial term of 40 years, and unless either party gives notice before the end of the term, automatic extensions ranging from five years to ten years thereafter. The management agreements are not subject to early termination, except for certain termination events such as bankruptcy proceedings, a material breach of the terms of the management agreement without curing the breach following notice, and other additional termination events such as a material change in applicable federal or state law, etc.

During the terms of the agreements, all parties agree not to disclose certain confidential and proprietary information regarding the other. The affiliated dental practices are required under the management agreements to use their best efforts to enter into and enforce written employment agreements with each of their professional employees containing covenants not to compete with the affiliated dental practice in a specified geographic area for a specified period of time, generally from one to three years after termination of the employment agreement. The employment agreements generally provide for injunctive relief in the event of a breach of the covenant not to compete.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. Consequently, where appropriate under EITF 97-2, we consolidate all the accounts of the affiliated dental practices in the accompanying consolidated financial statements, including revenues and expenses. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of certain affiliated dental practices and all significant intercompany transactions have been eliminated. For those affiliations that do not meet the criteria of consolidation under 97-2, we record net management fees on the services described above and the expenses associated with providing those services under the management services agreements. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Government Regulation

General. The practice of dentistry is regulated extensively at both the state and federal level. Regulatory oversight includes, but is not limited to, considerations of fee splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation, privacy and security requirements, and state insurance regulation. In addition, federal and state laws regulate HMOs and other managed care organizations for which dentists may be providers. Dental practices must also meet federal, state and local regulatory standards in the areas of safety and health. We believe that our affiliated dental practices and us comply with all material respects with the laws and regulations to which we are subject.

There can be no assurance that a review of our business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect operations. There can also be no assurance that the regulatory environment will not change, requiring us to reorganize, change our methods of reporting revenues and other financial results or restrict existing or future operations. Also, our ability to operate profitably will depend in part upon the ability of our affiliated dental practices and us to continually obtain and maintain all necessary licenses, certifications and other approvals and to operate in compliance with applicable health care regulations.

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

We provide management and administration services to dental practices and believe that the fees we charge for those services are consistent with the laws and regulations of the jurisdictions in which we operate. We do not control the clinical aspects of the practice of dentistry or employ dentists to practice dentistry, except as permitted by law. Moreover we do not employ dental hygienists. We believe that our operations comply in all material respects with the above-described laws. However, there can be no assurance that a review of our business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect our operations. Furthermore, there can be no assurance that the regulatory environment will not change, requiring us to reorganize or restrict our existing or future operations.

The laws regarding fee splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of our business or our relationships with dentists or affiliated dental practices will not be successfully challenged or that the enforceability of the provisions of any management service agreement will not be limited. The laws and regulations of certain states in which we may seek to expand may require us to change the form of our relationships with affiliated dental practices. Such a change may restrict our operations or the way in which providers may be paid or may prevent us from acquiring the non-dental assets of such practices or managing dental practices in such states. Similarly, there can be no assurance that the laws and regulations of the states in which we presently maintain operations will not change or be interpreted in the future either to restrict or adversely affect our existing or future relationships with our affiliated dental practices. Any change in our relationships with our affiliated dental practices resulting from the interpretation of corporate practice of dentistry and fee-splitting statutes and regulations could have a material adverse effect on our business and results of operations.

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

The applicability of these federal and state laws to transactions in the health care industry such as those to which we are or may become a party has not been the subject of judicial interpretation. There can be no assurance that judicial or administrative authorities will not find these provisions applicable to our operations, which could have a material adverse effect on our business. Under current federal law, a physician or dentist or member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or dentist has an ownership or investment interest, unless an applicable exception is available. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies. Any future expansion of these prohibitions to other health services could restrict our ability to integrate dental practices and carry out the development of our network of affiliated dental practices.

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

Privacy and Security Requirements. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration) published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. We cannot predict the impact that final regulations, when fully implemented, will have on us.

The Administrative Simplification Provisions also require Centers for Medicare & Medicaid Services to adopt standards to protect the security and privacy of health-related information. Centers for Medicare & Medicaid Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, Centers for Medicare & Medicaid Services released final regulations containing privacy standards in December 2000. These privacy regulations are effective April 14, 2001, but compliance with these regulations is not required until April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. However, as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us. If we violate HIPAA, we are subject to monetary fines and penalties, criminal sanctions and civil causes of action.

State Insurance Laws and Regulations. There are also certain regulatory risks associated with our role in negotiating and administering managed care and capitation contracts. There are risks, particularly in instances where the dental care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary covered dental care services to patients covered under the contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As our affiliated dental practices or we contract with third-party payors, including self-insured plans, for certain non-fee-for-service arrangements, our affiliated dental practices or we may become subject to state insurance laws. Revenues could be adversely affected in the event our affiliated dental practices or we are determined to be subject to licensure as an insurance company or required to change the form of their relationships with third-party payors and become subject to regulatory enforcement actions.

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

Competition

We compete with other dental practice management companies seeking to affiliate with dental practices. We believe that the industry will become more competitive as it continues to develop. We believe that we have a competitive advantage to effectively compete in each of the key areas of competition:

-    Reputations of the dental practices within dental care networks;
-    Scope of services provided by dental care networks;
-    Management experience and expertise;
- Sophistication of management information, accounting, finance and other systems;
-    Proprietary information system; and
-    Network operating methods.

We currently compete with other dental practice management companies in our existing markets. There are also a number of dental practice management companies currently operating in other parts of the country that may enter our existing markets in the future. Many of such competitors and potential competitors have substantially greater financial resources than us, or otherwise enjoy competitive advantages that may make it difficult for us to compete against them or enter into additional management agreements on terms acceptable to us. In addition, we are likely to face competition from established dental practice management companies with a strong presence in such markets.

The business of providing dental services is highly competitive in each of the markets in which our affiliated dental practices operate or in which operations are contemplated. The primary bases of such competition are quality of care and reputation, marketing exposure, convenience and traffic flow of location, relationships with managed care entities, appearance and usefulness of facilities and equipment, price of services and hours of operation. The affiliated dental practices compete with other dentists who maintain single or satellite offices, as well as with dentists who maintain group practices, operate in multiple offices or are members of competing dental practice management networks. Many of those dentists have established practices and reputations in their markets. In addition to competing against established practices for patients, the affiliated dental practices compete with such practices in the retention and recruitment of general dentists, specialists and hygienists. If the availability of dentists begins to decline in our existing or targeted markets, it may become increasingly difficult to attract and retain the dental professionals to staff the affiliated dental practices. There can be no assurance that our affiliated dental practices will be able to compete effectively with such other practices.

Insurance

We carry comprehensive liability and extended coverage insurance. Our affiliated dental practices carry professional liability and general liability insurance. Such insurance coverage is expanded to include all additional practices that we develop or affiliate, with policy specifications, insured limits, and deductibles customarily carried for similar dental practices.

Service Mark

Certain of our affiliated dental practices in Oregon and Washington are operated and marketed under the name "Gentle Dental." Gentle Dental is a federally registered service mark owned by us. On April 19, 1989, the Company's predecessor acquired title to the federal registration of this service mark as originally issued on October 26, 1982. We recognize that there are numerous other practices across the country using the name Gentle Dental. Any entity that commenced use of our mark before October 26, 1982 may have rights to the mark in its geographic market superior to our rights. Given the costs and inherent uncertainties of service mark litigation, there can be no assurance that we can successfully enforce our service mark rights in any particular market.

Employees

We have entered into an agreement with a third party co-employer where a significant portion of our administrative and support staff located in our affiliated dental practices as well as certain corporate office management and staff is co-employed. As of December 31, 2001, we employed or co-employed 2,226 full and part-time persons, consisting of 1,180 dental assistants, 980 dental office and regional staff, and 66 executive and administrative staff.

In addition, a significant number of our affiliated dental practices have entered into an agreement with the co-employer pursuant to which an affiliated dental practice and the co-employer co-employ all professional staff. As of December 31, 2001, such affiliated dental practices, in the aggregate, employed or co-employed 830 dental professionals, consisting of 536 dentists and 294 dental hygienists. We, or our affiliated dental practices, as the case may be, are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting co-employees while the co-employer is responsible for:

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

Either party without cause may terminate the agreement with the co-employer on 30 days written notice, or for cause on 24 hours written notice. Also, as of December 31, 2001, 123 clerical personnel and dental assistants employed by certain affiliated dental practices with us were subject to collective bargaining agreements.

Item 2.  Properties.

The dental practice and business offices in our network are generally leased from various parties pursuant to leases with remaining terms ranging through 2016. Several of the leases have options to renew, and we expect to renew or replace leases as they expire. Our corporate headquarters is located in leased office space in El Segundo, California. Our ownership in facilities is limited to only one office building and land located in Hazel Dell, Washington that is occupied by one of our clinical office locations. The Company's annual lease or rent payments were approximately $13 million for the year ended December 31, 2001.

Item 3.  Legal Proceedings.


On November 12, 1999, Robert D. Rutner, D.D.S. filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Dental Services, Incorporated, and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. The cases were settled on November 30, 2001. As part of the settlement, the assets associated with three affiliated dental practices were transferred back to Robert D. Rutner, D.D.S. Interdent recorded a charge of $3.5 million as a result of the settlement, which is included in the loss on dental locations dispositions and impairment of long-lived assets as discussed in note 5 to the accompanying Consolidated Financial Statements. No additional contingencies or obligations relating to these cases exist at December 31, 2001.


On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation. On October 18, 2000, Amerident Dental Corp. ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management, Inc. seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On January 19, 2001, Amerident filed another action against InterDent and Gentle Dental Management, Inc. for Breach of a Promissory Note and related common counts, that action was similarly deemed related and consolidated with the earlier filed InterDent action. Discovery is ongoing. The trial has been set for May 20, 2002. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

On January 19, 2001, JB Dental Supply Company filed a complaint against InterDent and Gentle Dental Service Corporation in Los Angeles Superior Court Case No. BC245573 for breach of contract and related common counts alleging the failure of certain offices to pay for dental supplies. The case was settled on January 10, 2002 for $0.2 million.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our Common Stock is listed on the Nasdaq National Market under the symbol "DENT." The following table sets forth, for the periods indicated, the highest and lowest per share sales price for our Common Stock as reported on the Nasdaq National Market. Stockholders are encouraged to obtain current market quotations. All amounts in the table have been adjusted to reflect the 1-for-6 reverse split of our common stock effective August 7, 2001.

                                              High          Low

2000

First Quarter                              $ 51.00        $ 30.75
Second Quarter                               37.87          18.38
Third Quarter                                29.63          18.38
Fourth Quarter                               27.38           4.50

2001

First Quarter                               $ 9.38         $ 2.25
Second Quarter                                3.66           1.92
Third Quarter                                 3.00           0.73
Fourth Quarter                                1.99           0.32


As of April 12, 2002 there were approximately 171 holders of record of InterDent, Inc. common stock.

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

On February 15, 2002 we received notification from Nasdaq that we have failed to maintain a minimum market value of publicly held shares of $15,000,000 and a minimum bid price per share of $3.00 for 30 consecutive days as required under Marketplace Rule 4450(b) (the "Rule"). Under Nasdaq rules, we will be provided until May 15, 2002 to regain compliance with the Rule. If at anytime before May 15, 2002 the minimum market value of publicly held shares is $15,000,000 and bid price of our stock is at least $3.00 for a minimum of 10 trading days, the Nasdaq staff will determine if we are in compliance with the Rule. However, if we are unable to demonstrate compliance with the Rule on or before May 15, 2002, the staff will provide us with written notification that our securities will be delisted. At that time we may appeal the staff's decision to a Nasdaq Listing Qualification Panel.

If the Company's Common Stock is delisted from the Nasdaq National Market, and if trading of the Company's Common Stock is to continue, such trading could be conducted on the Nasdaq Small Cap Market if the Company meets the requirements for listing on that market, in the over-the-counter market on the so called "pink sheets" or, if available, on the NASD's Electronic Bulletin Board. In such event, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock. The trading price per share of the Company's Common Stock could be reduced as a result.

First Union National Bank is the Transfer Agent and Registrar for the stock of InterDent, Inc. Shareholder matters, such as a transfer of shares, stock transfer requirements, missing stock certificates and changes of address, should be directed to First Union at the following address and telephone number:

                  First Union National Bank
                  Shareholder Services Group
                  1525 W. WT Harris Blvd., 3C3
                  Charlotte, North Carolina 28288-1153
                  Telephone Numbers: 704/590-0394, or toll-free 800/829-8432


Item 6.  Selected Financial Data.

The following tables set forth selected historical financial data and other operating information for each of the fiscal years in the five-year period ended December 31, 2001. The selected financial information for each of the years in the five-year period ended December 31, 2001 has been derived from the audited Consolidated Financial Statements of InterDent. The Company's historical results are not necessarily indicative of future results. This selected financial information should be read in conjunction with the Consolidated Financial Statements of InterDent and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                  Years Ended December 31,
                                       --------------------------------------------------------------------------------
                                           2001            2000             1999            1998             1997
                                       --------------  --------------   --------------  --------------  ---------------
                                                          (in thousands, except per share amounts)
OPERATING RESULTS:
  Total Revenues                     $      282,631  $      293,166  $       231,610  $      134,658  $       51,282
  Operating income (loss)                    (4,476)        (37,101)          13,973           5,993          (2,110)
  Extraordinary loss on debt
   extinguishments, net of taxes             (5,601)             --               --              --              --
  Net income (loss) attributable to
   common stock                             (35,080)        (48,712)           5,222           1,248          (3,827)
  Net income (loss) per share
   attributable to common stock -
   Basic                                       (9.09)         (13.19)            1.53            0.38           (1.87)
  Net income (loss) per share
   attributable to common stock -
   Diluted                                     (9.09)         (13.19)            1.39            0.35           (1.87)

BALANCE SHEET DATA:
  Total assets                       $      207,024  $      244,229  $       241,213  $      165,134  $       72,972
  Long-term debt and capital lease
   obligations                              156,047         160,211          120,763          67,097          15,240
  Total redeemable common and
   preferred stock                            1,047           1,484            1,796           2,102           2,130
  Total shareholders' equity                  6,188          30,452           75,895          68,990          43,949



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

Overview

We are a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

Through May 31, 2001, we provided management services to dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also have retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide our proprietary software. As of December 31, 2001 we provided management services to 141 dental offices that employ 536 dentists, including 105 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

We have historically affiliated with PAs by purchasing the operating assets of those practices, including furniture and fixtures, equipment and instruments, and entering into long-term (typically 40 years) management service agreements ("MSAs") with the PAs associated with the practice. Under the terms of these agreements, we are the exclusive administrator of all non-clinical aspects of the dental practices, whereas the affiliated PAs are exclusively in control of all aspects of the practice and delivery of dental services. As compensation for services provided under the MSAs, we receive a management fee typically equal to the reimbursement of expenses incurred in operating the practice plus a percentage of the net revenues of the affiliated dental practice.

As compensation for services provided under the MSAs, we receive management fees from our affiliated dental practices. Depending upon the individual MSA provisions, the management fee is calculated based upon one of two methods. Under one method, the management fee is equal to reimbursement of expenses incurred in the performance of our obligations under the management service agreements, plus an additional fee equal to a percentage of the net revenues of the affiliated dental practices. Under the other method, the management fee is a set percentage of the net revenues of the affiliated dental practices.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Simultaneous to the execution of an MSA with each PA, we also entered into a shares acquisition agreement ("SAA"). Subsequent to the sale of DCA, under all of the SAAs entered into except for one, we have the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of $1,000 or less. Under these SAAs, we have the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under the provisions of EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, we consolidate all the accounts of those PAs in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

Each of the DCA SAAs entered into with the PAs did not have the nominal price provision. Also, subsequent to the DCA sale one remaining SAA entered into with a PA does not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the consolidated statements of operations exclude the net patient revenues and expenses of these PAs. The consolidated statements of operations include only our net management fee revenues generated and expenses associated with providing services under the MSAs.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis we evaluate these estimates, including those related to carrying value of accounts receivables, intangible and long-lived assets, income taxes and any potential future impairment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of accounts receivables. The carrying amount of accounts receivables requires management to assess the future collectibility of our accounts receivables and establish an allowance for patients covered by third-party payor contracts, anticipated discounts and doubtful accounts. Our established allowance is determined based upon historical realization rates, the current economic environment and the age of accounts. Changes in our estimated collection rates are recorded as a change in estimate in the period the change is made.

Intangibles and long-lived Assets. Our business acquisitions typically result in intangible and long-lived assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible and long-lived assets requires management to make estimates and assumptions that affect our consolidated financial statements. Management performs an impairment test on intangible and long-lived assets when facts and circumstances exist such as loss of key personnel, change in legal factors, operating results, etc., which would suggest that such assets may be impaired. In connection with the impairment test we estimate future projected cash flows and revenue streams, and if impairment is determined, make the appropriate adjustment to the intangible or long-lived assets to reduce the asset's carrying value.

Income Taxes. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. Our assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to taxable income of future periods. Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies, market growth rates, responses by competitors, assumptions as to operating expenses and other industry specific factors.

Results of Operations

The following discussion highlights changes in historical revenues and expense levels for the three-year period ended December 31, 2001, as reported in our Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Year Ended December 31, 2001 Statement of Operations Compared to Year Ended December 31, 2000

Dental Practice Net Patient Revenue. Dental practice net patient revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EIFT 97-2 have been met. There were 166 such clinical locations through May 31, 2001 and 146 such locations immediately subsequent to the DCA sale transaction, and 139 such locations at December 31, 2001. Dental practice net patient revenue was $262.1 million for 2001 compared to $249.3 million for 2000, representing a 5.1% increase.

This revenue growth is partially due to the addition of 4 affiliated dental practices at the end of August 2000, representing 21 locations, although 15 of these offices were subsequently sold as part of the DCA sale on May 31, 2001. Included in dental practice net patient revenue for 2001 and 2000 was $11.4 million and $9.0 million, respectively, of revenues of clinical locations included in the DCA sale transaction. Also, $3.7 million of the increase is associated with an acquisition of six clinical locations effective September 2000 that were not sold as part of the DCA transaction. These increases in revenues were offset by the disposition of six clinical locations during 2001, representing $4.4 million.

We were also able to effectively increase total dental practice net patient revenue at existing facilities. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient revenue for 2001 increased by approximately 7.4% when compared to revenue for 2000.

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. There were 78 such clinical locations through May 31, 2001 and 2 such locations subsequent to the DCA sale transaction. Net management fees were $19.8 million for 2001, of which $19.2 million related to DCA related practices through May 31, 2001. Net management fees were $43.0 million for 2000. The decrease in these revenues is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary.

Licensing and Other Fees. Prior to the DCA sale transaction, we earned fees from certain unconsolidated affiliated dental practices for various licensing and consulting services performed by our DCA subsidiary. This revenue was $0.70 million for 2001 and $0.90 million for 2000.

Simultaneous to the sale of DCA, we entered into a $2.6 million five-year license agreement with DCA for use of our proprietary practice management system, subject to negotiations for additional term extensions. Such amount has been recorded as deferred license revenues and is being amortized to revenue over the life of the agreement, with $0.30 million earned in 2001.

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

Practice operating expenses were $244.5 million for 2001 compared to $249.3 million for 2000, representing a 1.9% decrease. The decrease in practice operating expenses is due to the sale of the DCA subsidiary on May 31, 2001 and six clinical locations disposed of throughout 2001.

Excluding all revenues and expenses of the offices disposed of during 2001, practice operating expenses at the remaining offices (the "Remaining Offices") for 2001 were 86.8% of total revenue compared to 86.0% for 2000. The practice operating margin at the Remaining Offices for 2001 was 13.2% compared to 14.0% for 2000. The decrease in operating margin resulted from increased clinical salaries, benefits and provider costs at the Remaining Offices, partially offset by decreased nonclinical salaries and benefits, dental and lab supplies, occupancy, and SG&A costs as a percent of revenues. Clinical salaries, benefits, and provider costs at the Remaining Offices as a percentage of revenues was approximately 2.7 percentage points higher for 2001 than 2000. We are seeking to reduce clinical costs as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expenses, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses decreased to $13.2 million for 2001 from $14.3 million for 2000. This decrease is primarily attributed to the elimination of our Florida corporate facility upon the sale of DCA. As a percentage of revenues, such costs decreased to 4.7% for 2001 compared from 4.9% for 2000.

Stock Compensation Expense. During the second and third quarter of 2000, we advanced $11.5 million under notes which became non-recourse after two years to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance was recorded as deferred compensation in shareholders' equity in the Consolidated Balance Sheets. The deferred compensations is being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of deferred compensation associated with the advances to DCA officers at the time of the sale transaction of $4.6 million was included in the determination of impairment of long-lived assets recorded in the fourth quarter of 2000. During the third quarter of 2001, the entire remaining unamortized balance of deferred compensation was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000, we also provided a stock based incentive program to certain employees.

For 2001, we recorded total stock compensation expense of $6.2 million as compared to $1.4 million for 2000.

Corporate Merger and Restructure Costs. We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. The business combination has been accounted for as pooling-of-interests. As a result of the business combination, we recorded a restructuring charge of $1.2 million during 2000, all of which was recorded during the first quarter of 2000, relating to our restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs. We also recorded direct merger expenses of $0.5 million during the first quarter of 2000 for the proposed merger with Leonard Green & Partners, L.P. that was terminated in the second quarter of 2000. These expenses consisted primarily of investment banking, accounting, legal and other advisory fees.

During the fourth quarter of 2001, we reevaluated our level of accrued corporate merger and restructure cost, and as a result of our analysis, a reduction in the reserve was recorded, resulting in a reduction to expenses of $1.2 million.

Dental Location Dispositions and Impairment of Long-lived Assets. The completion of the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana represented total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.8 million recorded in 2001 includes a provision for transaction related closing costs. Additionally, during 2001 we disposed or identified several under performing dental locations for disposition and recorded a charge of $6.5 million, representing the excess of the carrying value of the underlying assets to be disposed of, including intangibles, property and equipment, and other assets over the sale price. Total net proceeds of $21.4 million from the disposition of subsidiary and dental locations were primarily utilized to pay down the outstanding balance under our credit facility, as required by the credit facility agreement.

Depreciation and Amortization. Depreciation and amortization was $12.0 million for 2001 compared to $12.6 million for 2000. This decrease is primarily due to a reduction of $2.0 million resulting from the sale of the DCA subsidiary on May 31, 2001, offset by additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed and earn-out payments made or converted to notes in 2001 and 2000. It is anticipated that future earn-out payments on completed acquisitions and additional capital expenditure needs will result in additional depreciation and amortization in future periods.

Interest Expense. Interest expense, net of interest income, was $19.7 million for 2001 compared to $15.3 million for 2000. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and make earn-out payments associated with past affiliations. For the years ended December 31, 2001 and 2000, combined we paid total cash consideration for practice affiliations of $30.3 million. In addition, we experienced an overall increase in market rates of interest during 2000. Recent easing of interest rates by the Federal Reserve, along with our pay down on the Credit Facility resulting from the sale of DCA, mitigated our increased borrowing costs associated with our Credit Facility.

During 2001, we paid interest of $7.4 million as interest payment-in-kind ("PIK"), represented in additional notes. Because of our ability to PIK a significant level of our current interest due under the terms of various debt arrangements, we had sufficient cash flows to meet both our interest and operating expense requirements. In April 2002, we have entered into additional amendments to our outstanding Credit Facility and Levine Notes, as further described in note 9 to the consolidated financial statements.

In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, subject to incremental charges as outlined in the agreement. In April and May 2001, the notes were amended to waive the non-compliance as of December 31, 2000, reset all covenants for 2001 and subsequent years, and increased the PIK note interest rate to 16.5%, as discussed in the notes to the Consolidated Financial Statements.

Debt and equity financing costs. In April and May 2001, we entered into various amendments to our existing Credit Facility and convertible senior subordinated debt as described in the notes to the Consolidated Financial Statements. As a result, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered credit facility agreements, loan amendment fees, warrant issuance and associated professional fees incurred in connection with the execution of the various loan amendments.

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. Income tax expense of $0.12 million recorded for 2001 represents our state tax payable. We did not recognize a tax benefit for the losses incurred in 2001 as our tax loss carryforwards are fully reserved by a valuation allowance. We recorded a net tax benefit of $4.0 million for 2000 on a loss before income taxes of $52.7 million. Our effective tax rate benefit was substantially lower primarily due to the valuation allowance on certain deferred tax assets of $17.0 million.

Extraordinary loss on debt extinguishments. We entered into an agreement to amend our senior subordinated debt ("Levine Note") in April 2001. The amendment to the Levine Note has met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, we recorded an extraordinary charge of $5.6 million for 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of the warrant discount and deferred financing costs associated with the original note agreement.

Year Ended December 31, 2000 Statement of Operations Compared to Year Ended December 31, 1999

Dental Practice Net Patient Revenue. Dental practice net patient revenue represents the clinical patient revenues at 166 clinical locations through December 31, 2000 where the consolidation requirements of EITF 97-2 have been met. Dental practice net patient revenue was $249.3 million for 2000 compared to $188.1 million for 1999, representing a 32.5% increase.

The majority of this revenue growth is due to the addition of 4 affiliated dental practices in 2000, representing 21 locations and 16 affiliated dental practices during 1999, representing 51 clinical locations. These affiliated dental practices have management service agreements that meet consolidation requirements outlined in EITF 97-2. In addition, during 2000, we entered into a new management service agreement with one existing affiliated practice. Whereas the former management service agreement did not meet the criteria for consolidation as outlined in EITF 97-2, the new agreement meets the criteria for consolidation.

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

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at 78 unconsolidated affiliated dental practice clinical locations through December 31, 2000. At January 1, 1999 we were affiliated with 70 unconsolidated clinical locations. Net management fees were $43.0 million for 2000 and $42.6 million for 1999. Although total dental practice net patient revenue increased at these locations, management fee revenues remained relatively flat, as we reduced management fees with certain affiliations as specialty provider revenues were added. Substantially all of our management fees revenues were earned by our DCA subsidiary which was sold in May 2001 as described in notes to the Consolidated Financial Statements.

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

Practice operating expenses were $249.3 million for 2000 compared to $186.9 million for 1999, representing a 33.4% increase. The majority of this increase in practice operating expenses is due to the addition of 20 affiliated dental practices (representing 72 clinical locations) during 2000 and 1999. Practice operating expenses for 2000 were 85.0% of total revenue compared to 80.7% for 1999. The practice operating margin for 2000 was 15.0% compared to 19.3% for 1999.

The overall decrease in operating margin is primarily related to a higher cost structure at certain dental practices affiliated during 1999 and 2000. In particular, salary costs are approximately 2.9 percentage points higher for 2000 as compared to 1999.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $14.3 million for 2000 compared to $11.9 million for 1999, representing a 20.2% increase. The rise in total corporate selling, general and administrative expenses is the result of increasing corporate staffing levels in our marketing, human resource, finance, and operations departments to accommodate the addition of affiliated dental practices. Additionally, resources were been added to respond to the increasing needs of our affiliated dental practices for information systems implementation, clinical management and mentoring programs, and to appropriately develop our support infrastructure. At the same time, we seek to maximize the effectiveness of corporate infrastructure costs. As such, these corporate costs as a percentage of revenues decreased to 4.9% for 2000 compared to 5.1% for 1999.

Management Merger and Retention Bonus. On October 22, 1999, we announced the signing of a definitive merger agreement between Interdent, Inc. and a group consisting of an affiliate of Leonard Green & Partners, L.P., and certain members of our management. The board of directors approved a bonus plan in the first quarter of 2000 to help motivate and retain management to implement our plan for a changed strategic direction. We recorded a charge for 2000 of $1.2 million relating to our management merger and retention bonus plan. In May 2000, we mutually agreed with Leonard Green & Partners, L.P. to terminate the merger agreement and the related recapitalization transaction.

Stock Compensation Expense. During 2000, we advanced $11.5 million to certain officers as note receivables in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral. The entire balance of the notes was recorded as deferred compensation in the Consolidated Statements of Shareholders' Equity. Approximately $6 million of the notes were being amortized over the life of the notes as stock compensation expense, representing the difference in the amount of the notes and the value of the collateral at the date of the loans. The amortization reflected the deficit of the underlying pledged collateral on the individual note dates. During 2000, we recorded an expense of $0.8 million. We also adjusted the amortization to reflect changes in the quoted fair market value of the underlying shares of stock. The decline, if any, was amortized as stock compensation expense over the life of the notes. The amortization expense was adjusted cumulatively for changes in fair market value of the collateral. Increases in the stock price, if any, would result in a credit to expense, up to the amount of prior expense recognized for this portion of the notes. We recorded an additional expense of $0.5 million during 2000 and as of December 31, 2000, a decline in the value of stock of $3.0 million remained to be amortized over the lives of the notes if the stock price remained at current levels.

Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million was to be forgiven in 2002, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ended May 2002. We recorded an expense of $0.05 million in 2000. In addition, we waived our right to repurchase 33,382 common shares held by the officer at $.45 per share and recorded a charge of $0.03 million in 2000.

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

We also recorded direct merger expenses of $0.5 million for 2000 as compared to $1.6 million for 1999 associated with the proposed merger with Leonard Green & Partners, L.P. that was terminated in the second quarter of 2000. These expenses consist primarily of investment banking, accounting, legal, and other advisory fees.

Dental Location Dispositions and Impairment of Long-lived Assets. In April 2001, we entered into a definitive agreement to sell the stock of DCA, a wholly owned subsidiary and certain other assets in Maryland, Virginia, and Indiana that were acquired in the DentalCo transaction that was consummated in August 2000. The transaction was completed in May of 2001. Accordingly, pursuant to FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", we evaluated the recoverability of the long-lived assets associated with the proposed sell of DCA stock, including notes and advances to PAs and intangibles. In the fourth quarter of 2000, we determined that the estimated future undiscounted cashflow from these assets was below the carrying value of these long-lived assets and advances to PAs. Accordingly, we adjusted the carrying value of these assets to their estimated fair value, resulting in a non-cash impairment charge of $49.8 million for a write-down of notes and advances to PAs of $18.1 million and intangibles of $31.7 million. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1.8 million was written off to interest expense.

Depreciation and Amortization. Depreciation and amortization was $12.6 million for 2000 compared to $10.0 million for 1999. This increase of 26% is primarily due to additional property and equipment and intangible costs assigned to management services agreements associated with dental practice affiliations completed in 2000 and 1999.

Interest Expense. Interest expense, net of interest income, was $15.3 million for 2000 compared to $6.9 million for 1999. This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and earnout payments associated with past affiliations throughout 2000 and 1999. In 2000 and 1999, we paid total cash consideration for practice affiliations of $26.1 million and $40.3 million, respectively. In addition, we experienced an overall increase in market rates of interest during 2000. In addition, interest income from notes and advances from PAs previously recorded in 2000 of $1.8 million was written off to net interest expense in the fourth quarter of 2000, as discussed above.

In June 2000, we also issued a $25.5 million senior subordinated note. The proceeds from the transaction were primarily utilized to pay down a portion of the outstanding balance on the Credit Facility, as required under the terms of the Credit Facility. The interest rate on the senior subordinated note is 12.5%, which is approximately 2-3 percentage points higher than the interest rate on the Credit Facility, depending upon the market rate of interest. This resulted in an incremental interest charge of approximately of $0.4 million for 2000.

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 39%. We recorded a net tax benefit of $4.0 million for 2000 on a loss before income taxes of $52.7 million. Our effective tax rate benefit was substantially lower primarily due to the valuation allowance on certain deferred tax assets of $17.0 million, offset by the reversal of $0.7 million for certain nondeductible merger costs expensed in 1999 for the proposed merger transaction with Leonard Green & Partners, L.P. Upon termination of the transaction during 2000, such expenses are considered deductible for income tax purposes. This benefit was reduced by state alternative minimum tax of $0.2 million.

Liquidity and Capital Resources

Liquidity

We have experienced losses attributed to common stock of $35.1 million and $48.7 million for 2001 and 2000, respectively. Contributing to these significant losses are certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which we believe are unusual in nature. Although we have experienced losses over the two-years ended December 31, 2001 due to these unusual charges, our dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $19.4 million and $9.5 million for 2001 and 2000, respectively.

During 2001, we hired an advisor to review our operations to determine whether improvements could be made, which could be implemented in the near and long term. The advisor, along with our personnel reviewed such strategies as revenue enhancements, modifications to managed care contracts, reduction of headcount at dental office and corporate locations, and savings from procurement efficiencies. As a result of this review, a number of initiatives to improve operations were implemented in late 2001 and early 2002. These initiatives are projected to increase cash flow in 2002 and in future periods through our emphasis on increasing same store revenues and curtailing direct operating costs. Through March 31, 2002, we have met these projections.

These initiatives and the projected improvements in operations and cash flows played a vital role in our ability to negotiate modifications to our credit agreement that was consummated on April 15, 2002, as more fully described in
Note 9 to the notes to the Consolidated Financial Statements. These modifications resulted in a permanent waiver of our past covenant violations, and reset the covenants to levels, which our projections indicate will be met throughout all of 2002. We also incurred certain fees and expenses, and the interest rate was increased by 1%. In addition, the principal amortization schedule was significantly modified such that approximately $13.8 million of payments due in 2002 were deferred until 2003, and only $0.60 million of principal payments are due in the second half of 2002. We paid our $2.4 million scheduled installment due April 1, 2002.

We believe that we will be able to make all scheduled 2002 debt payments, and those due under earn-out agreements, along with meeting our other obligations in 2002. Further, we have significant debt due in 2003, which must be refinanced, modified, or otherwise retired with the proceeds of other financing or capital transactions. There can be no assurance that we will meet these obligations in 2002, and that any such financing will be available or available on terms acceptable to Interdent in 2003.

Current Financial Condition and Cashflows

At December 31, 2001, cash and cash equivalents were $7.2 million, representing a $1.9 million increase in cash and cash equivalents from $5.3 million at December 31, 2000. The increase in cash at year-end was due to the timing of certain accounts payable expenditures as approximately $2.5 million in payments were made in early January 2002. Our working capital deficit at December 31, 2001 of $6.3 million represents an increase from a working capital deficit at December 31, 2000 of $4.1 million.

Net cash provided by operations amounted to $19.4 million for 2001 compared to $9.5 million for 2000. The increase in net cash provided by operations of $9.9 million is primarily attributed to $4.0 million in increased accounts receivable collections. Additionally, during 2001 we received an income tax refund of $1.5 million while for 2000 we paid income taxes of $3.4 million.

Net cash provided by investing activities was $9.4 million for 2001 as compared to cash used of $53.6 million for 2000. Included in the investing activities for 2001 is cash paid of $4.2 million for earnout payments and $1.0 million of trailing closing costs on affiliated dental practice acquisitions which closed in prior years. Cash paid for earnouts and acquisition closing costs were $26.1 million for 2000. We also paid $3.7 million for property and equipment for 2001 compared to $7.9 million for 2000. This decrease in property and equipment spending is due to the completion of our hardware conversions during 2000 to our revenue and receivable software system. Advances to unconsolidated affiliated practices of $3.2 million for 2001 and $8.4 million for 2000 were also made. Advances consist primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We advanced funds to these certain PAs during the initial years of operations, until the PA owner could repay the seller debt, and the operations improve. Such advances entirely related to our DCA division facilities, which were eliminated upon consummation of the DCA stock sale transaction in May 2001. Net proceeds from the DCA sale and other dental location dispositions of $21.4 million for 2001 were utilized to pay down the outstanding credit facility balance. During 2000, we funded $11.5 million in advances to certain officers in order to retain and incentivize management. During the third quarter of 2001, the entire remaining unamortized balance of the advances was written off as a result of the acceleration of the non-recourse provision of the advances due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

Net cash used in financing activities was $26.8 million for 2001, of which $18.7 million represents the pay down of the credit facility from the DCA sale proceeds partially offset by subsequent borrowings. The remainder of cash used in financing activities primarily represents payments on long-term debt and capital leases. Cash provided by financing activities for 2000 was $48.8 million and included gross proceeds of $21.2 million from our Credit Facility and issuance of subordinated debt and common stock of $36.5 million, offset by $8.1 million in long-term debt and capital leases payments.

In connection with certain completed affiliation transactions, we have agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. During 2001, we paid $4.2 million in cash and converted $8.1 million of amounts due under earn-out agreements into long-term notes payable. In addition, as of December 31, 2001, future anticipated earn-out payments of $4.4 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $8.0 and $11.0 million from January 2002 to December 2004, which is expected to be paid in cash and notes.

Outstanding Debt and Other Financing Arrangements

         Credit Facility Term Note

In 2001, we entered into amendments to our existing senior revolving credit facility (the "Credit Facility") to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing.

As consideration for these modifications, we agreed to an amendment fee of $1.0 million, which was paid during the three months ended June 30, 2001, and an additional fee of $1.0 million payable at maturity of the term loan if certain conditions are not met. The additional fee was paid in connection with an additional amendment to the Credit Facility consummated in April 2002, as discussed below. We also issued warrants to the banks to purchase an aggregate of 166,667 shares of the Company's common stock at a strike price of $3.66 per share. During the year ended December 31, 2001, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered into credit facility agreements, loan amendment fees, warrant issuance and associated professional fees incurred in connection with the execution of the amended credit facility agreement.

On October 1, 2001, the Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, we entered into an amendment to our Credit Facility, which has an outstanding balance of $79.4 million. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7.2 million, which began on October 1, 2001. In connection with these modifications, we accrued as note principal the remaining $1.0 million due as a result of the amendment in 2001 as discussed above, which is payable upon maturity. We also agreed an additional amendment fee of $1.0 million, with cash of $0.50 million payable at closing and $0.25 million to accrue as additional principal on July 1, 2002 and October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003. The July 1 and October 1, 2002 accrual dates are subject to change, as outlined in the amendment.

Principal amounts owed under the Credit Facility bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at the Company's option. In addition to the cash interest charges outlined above, we are to pay an incremental PIK interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest is payable upon maturity. We are also to pay a PIK fee equal to 1.0% of the outstanding principal balance on April 15, 2002, 2.0% on October 1, 2002, and 3.0% on April 1, 2003. PIK fees are payable upon maturity.

Required principal installments are $0.30 million on July 1, 2002, October 1, 2002, and January 1, 2003, and payments of $7.2 million on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The schedule of maturities for 2002 include the remaining $2.4 million that was paid under the Credit Facility on April 1, 2002, and the minimum principal installments discussed above. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments.

The Credit Facility contains several covenants, including but not limited to, restrictions on our ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earnout and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. Our obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

The amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, in the second quarter of 2002 we will record an extraordinary loss of approximately $2.6 million. The extraordinary loss represents amendment fees of $2.0 million incurred to extinguish the original note and $0.60 million for the write-off of the non-amortized portion of deferred financing costs associated with the original Credit Facility agreement. Professional fees incurred for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility.

         Senior Subordinated Notes

In June 2000, we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction comprised 458,333 shares of common stock valued at $11 million. The debt portion of the transaction comprised a senior subordinated note with a face value of $25.5 million (the "Levine Note"). As part of the transaction with Levine, we also issued a warrant to purchase 354,166 shares of the Company's common stock at an initial price of $41.04 per share. The warrant was valued at $2.7 million and has been written off as discussed below.

In April 2001, we entered into an amendment to the Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we paid an amendment fee of $2.2 million, payable in additional notes, increased the payment-in kind ("PIK") interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $20.88 per share.

The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, we recorded an extraordinary charge of $5.6 million. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portion of the warrant discount and deferred financing costs associated with the original note agreement. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the note.

In April 2002, we entered into an additional amendment to the Levine Note. In connection with the amendment, the lender reset all covenants for 2002 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we agreed to pay an amendment fee of $2.0 million, payable in additional notes and increase the PIK interest rate by one-half percentage point.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. We are currently issuing PIK notes at 17.0% for payment of current interest amounts due. The Securities Purchase Agreement contains covenants, including but not limited to, restricting our ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth, and compliance with specified financial ratios.

         Subordinated Convertible Notes

In 1998, we issued $30 million of subordinated convertible notes ("Convertible Notes"). The Convertible Notes mature June 2006 and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 7.0%, which we are currently exercising for payment of current interest amounts due. In April 2001, we entered into an amendment to the Convertible Notes and the lender waived the cross-default provision under the Convertible Notes that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes.

         Preferred and Common Stock

We are authorized to issue 30,000,000 shares of Preferred Stock. Presently authorized series of our Preferred Stock include the following series:

o    Series A--100 shares authorized, issued and outstanding;

o    Series B--70,000 shares authorized, zero issued or outstanding;

o    Series C--100 shares authorized, zero shares issued or outstanding; and

o Series D--2,000,000 shares authorized, 1,628,663 shares are issued and outstanding.

The Company's presently authorized Preferred Stock rank senior to outstanding Common Stock. The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Notes as discussed in note 9. The Series B Preferred Stock conversion provision of the Convertible Notes has expired. Accordingly, although the Series B Preferred Stock is authorized, the Company does not expect any such shares to ever be issued. Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Note issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction. The Company does not expect any shares of Series C Preferred Stock to be issued. The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares Common Stock the Series D Preferred Stock is convertible into. The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

A total of 36,920 and 56,541 outstanding shares of Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase by us at the original issue price at our election.

Dental Location Dispositions

Effective May 31, 2001, we completed the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia and Indiana. The transaction also includes the assets associated with the notes receivable made to officers of DCA as discussed in the notes to the Consolidated Financial Statements. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement for $2.6 million in cash, payable in installments, for use of our proprietary practice management system, subject to negotiations for additional term extensions. Such amount is recorded as deferred revenues and amortized over the life of the agreement. The parties also entered into the transition services agreement and a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

During 2001, we also disposed or identified under performing dental locations for disposition ("Disposed Locations"). In connection with the sale of DCA and Disposed Locations the Company wrote off $40.2 million in total assets, yielded proceeds of $21.4 million, net of closing costs and recorded a total loss of $12.3 million for the year ended December 31, 2001. The total recorded loss includes $1.7 million for the provision of direct transaction closing costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, which could expose us to significant market risk. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon market LIBOR or prime rates, as discussed in the notes to Consolidated Financial Statements. To mitigate the impact of fluctuations in market rates, we purchase fixed interest rates for periods of up to 180 days on portions of the outstanding credit facility balance.

At December 31, 2001, we had $81.8 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the average interest rate under the credit facility would have an impact of approximately $0.82 million for the year ended December 31, 2001. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $87.9 million are at fixed rates of interest.

Item 8.  Financial Statements and Supplementary Data

  (I) INDEX TO FINANCIAL STATEMENTS                                      PAGE

  Independent Auditors' Reports........................................  26-27
  Consolidated Balance Sheets at December 31, 2001 and 2000............  28-29
  Consolidated Statements of Operations for the
     years ended December 31, 2001, 2000 and
     1999..............................................................  30
  Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 2001, 2000 and 1999..................  31
  Consolidated Statements of Cash Flows for the years
      ended December 31, 2001, 2000 and 1999...........................  32-33
  Notes to Consolidated Financial Statements...........................  34-54


  (II) FINANCIAL STATEMENT SCHEDULE
  ---------------------------------

  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999.........................  55


(all other schedules are omitted because they are not applicable or the required information is included on the financial statements or notes thereto).

                          Independent Auditors' Report

The Board of Directors
InterDent, Inc.:


We have audited the accompanying consolidated balance sheet of InterDent, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterDent, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              /s/ ERNST & YOUNG LLP

Los Angeles, California
March 18, 2002, except Notes
2, 9, and 16 which date is April 15, 2002

                          Independent Auditors' Report

The Board of Directors
InterDent, Inc.:



We have audited the accompanying consolidated balance sheets of InterDent, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterDent, Inc., and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2000.



                                            /s/ KPMG LLP


Orange County, California
April 6, 2001, except as to
Notes 15 and 16, which are
as of April 17, 2001

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands, except share amounts)


                             Assets (note 9)                                         2001                  2000
                                                                              -------------------   --------------------
Current assets:
  Cash and cash equivalents                                                $             7,189   $             5,293
  Accounts receivable, net of allowances of $4,627 in 2001 and $9,755 in
    2000, respectively                                                                  20,092                24,403
  Management fee receivable                                                                581                 4,998
  Current portion of notes and advances receivable from professional
    associations, net (note 5)                                                              --                   923
  Supplies inventory                                                                     3,613                 5,016
  Prepaid expenses and other current assets                                              4,051                 7,253
                                                                              -------------------   --------------------
        Total current assets                                                            35,526                47,886

  Property and equipment, net (note 7)                                                  20,945                33,859
  Intangible assets, net (notes 5 and 7)                                               147,532               150,621
  Notes and advances receivable from professional associations, net of
    current portion and allowances (note 5)                                                 --                 4,551
  Other assets                                                                           3,021                 7,312
                                                                              -------------------   --------------------
        Total assets                                                       $           207,024   $           244,229
                                                                              ===================   ====================

                  Liabilities, Redeemable Common Stock
                        and Shareholders' Equity

Current liabilities:
  Accounts payable                                                         $             7,996   $             7,597
  Accrued payroll and payroll related costs                                              9,022                10,007
  Other current liabilities (note 8)                                                    11,187                19,688
  Current portion of long-term debt and capital lease obligations
    (notes 9, 15 and 16)                                                                13,666                14,673
                                                                              -------------------   --------------------
        Total current liabilities                                                       41,871                51,965

Long-term liabilities:
  Capital lease obligations, net of current portion (note 15)                            1,251                 2,846
  Long-term debt, net of current portion (notes 9 and 16)                              119,738               124,634
  Convertible subordinated debt (notes 9 and 16)                                        35,058                32,731
  Deferred income taxes (note 14)                                                           --                    --
  Other long-term liabilities                                                            1,871                   117
                                                                              -------------------   --------------------
Total long-term liabilities                                                            157,918               160,328
                                                                              -------------------   --------------------
        Total liabilities                                                  $           199,789   $           212,293
                                                                              -------------------   --------------------


                                                                                                         (Continued)


INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
December 31, 2001 and 2000
(in thousands, except share amounts)


                                                                                     2001                  2000
                                                                              -------------------   --------------------
Redeemable common stock, $0.001 par value, 17,905 and 22,852 shares
  issued and outstanding in 2001 and 2000, respectively (note 11)          $             1,047   $             1,484
                                                                              -------------------   --------------------

Shareholders' equity (notes 10 and 12):
  Preferred stock, $0.001 par value, 30,000,000 shares authorized:
   Preferred stock - Series A, 100 shares authorized; 100 shares issued
    and outstanding in 2001 and 2000                                                         1                     1
   Convertible preferred stock - Series B, 70,000 shares authorized,
    zero shares issued and outstanding in 2001 and 2000                                     --                    --
   Preferred stock - Series C, 100 shares authorized; zero shares issued
    and outstanding in 2001 and 2000                                                        --                    --
   Convertible preferred stock - Series D, 2,000,000 shares authorized;
    1,628,663 shares issued and outstanding in 2001 and 2000                            12,089                12,089
  Common stock, $0.001 par value, 50,000,000 shares authorized;
   3,976,551 shares issued and outstanding in 2001 and 2000                                  4                     4
  Additional paid-in capital                                                            76,502                76,296
  Notes receivable:
    Shareholder                                                                           (184)                 (576)
    Deferred compensation                                                                   --               (10,218)
  Accumulated deficit                                                                  (82,224)              (47,144)
                                                                              -------------------   --------------------
        Total shareholders' equity                                                       6,188                30,452

Commitments and contingencies (notes 4 and 15)                                              --                    --

                                                                              -------------------   --------------------
        Total liabilities, redeemable common stock and shareholders'
                equity                                                     $           207,024   $           244,229
                                                                              ===================   ====================

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2001, 2000 and 1999
(in thousands, except per share amounts)



                                                                    2001                 2000                 1999
                                                             ------------------   -----------------    -----------------
 Revenues:
       Dental practice net patient service revenue            $           262,097  $          249,281  $           188,078
       Net management fees                                                 19,838              42,998               42,551
       Licensing and other fees                                               696                 887                  981
                                                               ------------------   -----------------   -----------------
          Total revenues (note 3)                                         282,631             293,166              231,610
                                                               ------------------   -----------------   -----------------
 Operating expenses:
       Clinical salaries, benefits and provider costs                     129,711             119,952               89,925
       Practice non-clinical salaries and benefits                         39,107              42,539               31,729
       Dental supplies and lab expenses                                    34,023              37,201               27,822
       Practice occupancy expenses                                         16,450              17,921               14,078
       Practice selling, general and administrative expenses               25,222              31,692               23,390
       Corporate selling, general and administrative expenses              13,245              14,335               11,921
       Management merger and retention bonus                                   --               1,159                   --
       Stock compensation expense (note 10)                                 6,232               1,362                   --
       Corporate restructure and merger costs (note 4)                     (1,154)              1,730                8,816
       Loss on dental location dispositions and impairment
         of long-lived assets (note 5)                                     12,288              49,802                   --
       Depreciation and amortization                                       11,983              12,574                9,956
                                                                 -----------------   ------------------   -----------------
       Total operating expenses                                           287,107             330,267              217,637
                                                                 -----------------   ------------------   -----------------
          Operating income (loss)                                          (4,476)            (37,101)              13,973
                                                                ------------------   ------------------   -----------------
 Nonoperating income (expense):
       Interest expense, net                                              (19,706)           (15,329)              (6,874)
       Debt fees and financing costs (note 9)                              (3,886)                --                   --
       Investment impairment write down                                    (1,087)                --                   --
       Other expense, net                                                    (208)              (276)                 150
                                                                ------------------   ------------------   -----------------
          Nonoperating expense, net                                       (24,887)           (15,605)              (6,724)
                                                                ------------------   ------------------   -----------------
 Income (loss) before income taxes and extraordinary item                 (29,363)           (52,706)               7,249
 Provision (benefit) for income taxes (note 14)                               115             (4,002)               2,015
                                                               ------------------   ------------------   -----------------
          Net income (loss) before extraordinary item                     (29,478)           (48,704)               5,234
 Extraordinary loss on debt extinguishments, net of taxes
    (note 9)                                                               (5,601)                --                   --
                                                                ------------------   ------------------   -----------------
          Net income (loss)                                               (35,079)           (48,704)               5,234
 Accretion of redeemable common stock                                          (1)                (8)                 (12)
                                                                ------------------   ------------------   -----------------

          Net income (loss) attributable to common stock       $          (35,080) $         (48,712) $             5,222
                                                               ==================   ==================   =================

 Net income (loss) per share attributable to common stock:
    Basic                                                       $           (9.09)  $         (13.19)  $             1.53
                                                               ==================   ==================   =================
    Diluted                                                     $           (9.09)  $         (13.19)  $             1.39
                                                               ==================   ==================   =================

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2001, 2000 and 1999
(in thousands)

                                                                                                    Retained
                                                                  Additional                        earnings
                                  Preferred                         paid-in          Notes        (accumulated
                                    stock       Common stock        capital       receivable        deficit)          Total
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, January 1, 1999      $       12,090  $            4  $        61,146  $         (596) $       (3,654)  $       68,990
Common stock issued in
 connection with:
   Employee purchase plan                 --              --              266              --              --              266
   Exercise of stock options              --              --               64              --              --               64
Repurchase of warrants                    --              --              (55)             --              --              (55)
Stock options granted to
   non-employees                          --              --               55              --              --               55
Accretion of redeemable
   common stock                           --              --               --              --             (12)             (12)
Interest accrued on
   shareholder notes
   receivable                             --              --               --             (19)             --              (19)
Warrants issued under
   earn-out agreements                    --              --               58              --              --               58
Common stock issued and
   shares to be issued under
   earn-out agreements, net               --              --            1,314              --              --            1,314
Net income                                --              --               --              --           5,234            5,234
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, December 31, 1999            12,090               4           62,848            (615)          1,568           75,895
                                --------------  --------------   --------------  --------------  ---------------  --------------
Common stock issued in
connection with:
   Financing                              --              --           10,294              --              --           10,294
   Purchase of dental assets
    from new PA affiliations              --              --               85              --              --               85
   Employee purchase plan                 --              --               69              --              --               69
   Exercise of options and
    warrants                              --              --               96              --              --               96
Stock options granted to
   non-employees                          --              --               25              --              --               25
Non-redemption and accretion
   of redeemable common stock             --              --              199              --              (8)             191
Notes receivable, net                     --              --               --         (10,179)             --          (10,179)
Waiver of common stock
   repurchase rights                      --              --               27              --              --               27
Issuance of common stock
   warrants for financing,
   net of issuance costs                  --              --            2,603              --              --            2,603
Common stock issued and
   shares to be issued under
   earn-out agreements, net               --              --               50              --              --               50
Net loss                                  --              --               --              --         (48,704)         (48,704)
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, December 31, 2000            12,090               4           76,296         (10,794)        (47,144)          30,452
                                --------------  --------------   --------------  --------------  ---------------  --------------
Issuance of common stock                  --              --              204              --              --              204
   warrants for financing,
   net of issuance costs
Stock options granted to
   non-employees                          --              --                2              --              --                2
Non-redemption and accretion
   of redeemable common stock             --              --               --              --              (1)              (1)
Notes receivable, net                     --              --               --          10,610              --           10,610
Net loss                                  --              --               --              --         (35,079)         (35,079)
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, December 31, 2001    $       12,090  $            4  $        76,502  $         (184) $      (82,224)  $        6,188
                                ==============  ==============   ==============  ==============  ===============  ==============


See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

                                                                 2001                  2000                  1999
                                                          -------------------    -----------------    -------------------
Cash flows from operating activities:
    Net income (loss)                                 $            (35,079)  $            (48,704)   $           5,234
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                               11,983                 12,574                9,956
        Loss on dental location dispositions and
          impairment of long-lived assets                           12,288                 49,802                   --
        Loss on disposal of assets                                     497                    108                   --
        Investment impairment write down                             1,087                     --                   --
        Notes issued as interest payment-in-kind and
          other accrued interest                                     7,560                  2,228                   --
        Interest amortization on deferred financing
          costs and discounted debt                                  7,775                    960                  304
        Notes and warrants issued for debt amendment
          fees                                                       2,454                     --                   --
        Amortization of stock compensation expense                   5,742                  1,362                   --
        Non-employee stock options granted and stock
          issued for fees and compensation                               2                     25                   55
        Interest income on shareholder notes                           (10)                   (15)                 (19)
        Deferred income taxes                                           --                 (3,361)                (504)
    Changes in assets and liabilities, net of
      effects of acquisitions:
        Accounts receivable, net                                     1,563                 (2,797)              (5,846)
        Management fee receivable                                     (530)                 1,422               (1,641)
        Supplies inventory                                              52                    (73)                (610)
        Prepaid expenses and other current assets                    4,584                 (2,644)                (506)
        Other assets                                                  (547)                  (856)                (492)
        Accounts payable                                             1,607                   (157)                 757
        Accrued payroll and payroll related costs                      286                  1,244                1,198
        Accrued merger and restructure                              (1,566)                  (873)                 288
        Other liabilities                                             (369)                  (700)                 155
                                                          -------------------    -----------------    -------------------
              Net cash provided by operating
                activities                                          19,379                  9,545                8,329
                                                          -------------------    -----------------    -------------------
Cash flows from investing activities:
    Purchase of property and equipment                              (3,709)                (7,851)              (7,936)
    Net payments received (advances) on notes
      receivable from professional associations                        103                    246                  260
    Cash paid for investment in joint venture                           --                     --               (1,020)
    Net advances to professional associations                       (3,163)                (8,403)              (9,685)
    Shareholder notes receivable                                        --                (11,500)                  --
    Cash paid for acquisitions and earnouts,
      including direct costs, net of cash acquired                  (5,237)               (26,087)             (40,285)
    Net proceeds from disposition of subsidiary and
      dental locations                                              21,371                     --                   --
                                                          -------------------    -----------------    -------------------
              Net cash provided by (used in)
                investing activities                      $          9,365       $        (53,595)    $          (58,666)
                                                          -------------------    -----------------    -------------------

                                                                                                         (Continued)

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the years ended December 31, 2001, 2000 and 1999
(in thousands)


                                                               2001                 2000                  1999
                                                      -------------------   ------------------   --------------------
Cash flows from financing activities:
    Net borrowings (payment) on credit facilities     $            (18,665)  $            21,165  $            49,348
    Proceeds from issuance of long-term debt, net                       --                22,761                   --
    Payments of long-term debt and obligations under
      capital leases                                                (5,391)               (5,313)              (6,084)
    Payments of deferred financing costs                            (2,441)               (2,751)                (589)
    Proceeds from issuance of common and preferred
      stock                                                             --                11,145                  266
    Common and preferred stock issuance costs                           --                  (842)                  --
    Proceeds from issuance of common stock warrants                     --                 2,739                   --
    Net payments related to warrants, options, and
      put rights                                                      (351)                 (100)                (309)
                                                          -------------------   ------------------   --------------------
              Net cash provided by (used in)
                financing activities                               (26,848)               48,804               42,632
                                                          -------------------   ------------------   --------------------
              Increase (decrease) in cash and cash                   1,896                 4,754               (7,705)
                equivalents

Cash and cash equivalents, beginning of year                         5,293                   539                8,244
                                                          -------------------   ------------------   --------------------
Cash and cash equivalents, end of year                $              7,189   $             5,293  $               539
                                                          ===================   ==================   ====================
Supplemental disclosures of cash flow information:
  Cash paid (received) during period, net:
   Interest paid                                      $             13,236   $             9,591 $              6,996
   Income taxes                                                     (2,233)                3,418                   (5)
Non-cash financing and investing activities:
 Accretion of redeemable common stock                                    1                     8                   12
 Non-redemption of redeemable common stock                              --                   199                   --
 Notes issued upon redeemable common stock                              86                    25                   --
 Warrants issued in connection with public and
   private offerings                                                   204                    --                   --
 Notes issued as interest payment-in-kind                            7,367                 2,731                   --
 Notes issued as amendment fees                                      2,250                    --                   --
 Effect of acquisitions:
   Liabilities assumed or issued                                        --                23,729               23,830
   Issuance of long-term debt in connection with
     earnout obligations                                             8,068                 4,970                   --
   Common stock and warrants issued and shares to be
     issued under earn-out agreements, net                              --                   135                1,372




See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements For the years ended December 31, 2001, 2000 and 1999 (in thousands, except share and per share amounts)

(1)  ORGANIZATION

Headquartered in El Segundo, California, InterDent, Inc. ("InterDent" or the "Company") was incorporated on October 13, 1998 as a Delaware corporation to facilitate the business combination of Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance ("DCA") that occurred in March 1999. Prior to the combination, GDSC and DCA were each publicly traded dental practice management companies since 1997.

We are a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

The Company is a provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The Company provides management services to affiliated PAs under long-term management service agreements ("MSAs"). Under the MSAs, the Company bills and collects patient receivables and provides administrative and management support services. Each PA is responsible for employing and directing the professional dental staff and providing all clinical services to the patients. The dentists employed through the Company's network of affiliated dental associations provide patients with affordable, comprehensive general dentistry services, in addition to specialty dental services, which include endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

Through May 31, 2001, the Company provided management services to dental practices in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, the Company completed the stock sale of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana, for $36.0 million less the assumption of certain debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under the credit facility. Also, the Company has retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide the Company's proprietary software. See note 5 for a summary of the DCA sale transaction.

On August 6, 2001 the Company completed a one-for-six reverse split of its common stock. All share and per share information in these financial statements retroactively reflects the reverse split as if it had been in effect from the beginning of the periods covered.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On March 12, 1999, GDSC and DCA completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc. a newly formed company. These consolidated financial statements have been prepared following the pooling-of-interest method of accounting and reflect the combined financial position and operating results of GDSC and DCA (and certain PAs as discussed below) for all periods presented.

The Company provides management services to the PAs under long-term MSAs that generally have an initial term of 40 years. Under the provisions of the MSAs, the Company owns the non-professional assets at the affiliated practice locations, including equipment and instruments, bills and collects patient receivables, and provides all administrative and management support services to the PAs. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, marketing, advertising, purchasing, and related support personnel. The PAs employ the dentists and the hygienists while the Company employs or co-employs all administrative personnel.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement ("SAA"). Subsequent to the sale of DCA, under all of the SAAs entered into except for one, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a thousand dollars or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under ETIF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, the Company consolidates all the accounts of those PAs in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

Each of the DCA SAAs entered into with the PAs did not have the nominal price provision. Also, subsequent to the DCA sale one remaining SAA entered into with a PA does not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the consolidated statements of operations exclude the net patient revenues and expenses of these PAs. Rather, the consolidated statements of operations include only the Company's net management fee revenues generated and expenses associated with providing services under the MSAs.

Liquidity

The Company experienced losses attributed to common stock of $35,080 and $48,712 for 2001 and 2000, respectively. Contributing to these significant losses are certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which the Company believes are unusual in nature. Although the Company has experienced losses over the two-years ended December 31, 2001 due to these unusual charges, the Company's dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $19,379 and $9,545 for 2001 and 2000, respectively.

During 2001 the Company hired an advisor to review the Company's operations to determine whether improvements could be made, which could be implemented in the near and long term. The advisor, along with Company personnel reviewed such strategies as revenue enhancements, modifications to managed care contracts, reduction of headcount at dental office and corporate locations, and savings from procurement efficiencies. As a result of this review, a number of initiatives to improve operations were implemented in late 2001 and early 2002. These initiatives are projected to increase cash flow in 2002 and in future periods through the Company's emphasis on increasing same store revenues and curtailing direct operating costs. Through March 31, 2002, the Company has met these projections.

These initiatives and the projected improvements in operations and cash flows played a vital role in the Company's ability to negotiate modifications to its credit agreement that was consummated on April 15, 2002, as more fully described in Note 9. These modifications resulted in a permanent waiver of its past covenant violations, and reset the covenants to levels, which the Company's projections indicate will be met throughout all of 2002. The Company also incurred certain fees and expenses, and the interest rate was increased by 1%. In addition, the principal amortization schedule was significantly modified such that approximately $13,800 of payments due in 2002 were deferred until 2003, and only $600 of principal payments are due in the second half of 2002. The Company paid the $2,397 scheduled installment due April 1, 2002.

The Company believes that it will be able to make all scheduled 2002 debt payments, and those due under its earn-out agreements, along with meeting its other obligations in 2002. Further, the Company has significant debt due in 2003, which must be refinanced, modified, or otherwise retired with the proceeds of other financing or capital transactions. There can be no assurance that the Company will meet its obligations in 2002, and that any such financing will be available or available on terms acceptable to Interdent in 2003.

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

Net patient revenues include amounts received under capitated managed care contracts from certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of December 31, 2001. Total revenues subject to regulatory review and oversight by various state agencies were $46,603 in 2001, $42,820 in 2000, and 40,231 in 1999.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity upon purchase of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payors contracts. Payments under these programs are primarily based on predetermined rates. In addition, a provision for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. These contractual allowances, discounts and allowance for doubtful accounts are deducted from accounts receivable in the accompanying consolidated balance sheets. The discounts and allowances are determined based upon historical realization rates, the current economic environment and the age of accounts. Changes in estimated collection rates are recorded as a change in estimate in the period the change is made.

Management fee receivable and notes and advances receivable from professional associations

Prior to May 31, 2001, substantially all of the management fee receivables represented amounts owed to the Company for revenue recorded in accordance with MSAs from unconsolidated PAs affiliated with the DCA division. All advances consisted of receivables from certain affiliated PAs of DCA in connection with cash advances for working capital and operating purposes. Notes receivable from PAs related to DCA financing of certain medical and non-medical capital additions made by certain unconsolidated PAs. During the year ended December 31, 2000, the Company recorded an impairment of receivables from PAs as a result of the value indicated by the agreement to sell DCA stock that was anticipated to close in the second quarter of 2001. Advances made in 2001, through the sale date, were written off upon the DCA sale consummation effective May 31, 2001, as discussed in note 5.

At December 31, 2001, management fee receivables represent amounts owed to the Company from one unconsolidated PA related to revenue recorded in accordance with the MSA, and is recorded based upon the net realizable value of patient accounts receivable of the PA. The Company reviews the collectibility of the patient accounts receivable of the PA and adjusts its management fee receivables accordingly.

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

                                                          Range of lives
                                                             in years)
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

Intangible assets included in the consolidated balance sheets primarily represent the value assigned to MSAs and goodwill in connection with certain completed dental practice affiliations. Periodically, the Company reviews the recoverability of these intangible assets for possible impairment on an individual practice level basis, which is the lowest level of identifiable cash flows. This measurement evaluates the ability to recover the balance of the intangible asset from expected future operating cash flows on an undiscounted basis through the remaining amortization period. In determining expected future cash flows, the Company considers current operating results in connection with anticipated future cash flows, which includes assumptions relating to revenue growth, capital improvements, operational initiatives, and other circumstances to make such estimates and evaluations. If impairment exists, the amount of such impairment is calculated based upon the estimated fair value of the asset. During the years ended December 31, 2001 and 2000, the Company recorded impairments of certain intangibles in connection with the anticipated sale of DCA stock and disposition of seven other dental locations, as discussed in note
5. No impairment of intangible assets was recorded during the year ended December 31, 1999.

Investment

On September 3, 1999, the Company entered into a seven-year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. During the year ended December 31, 2001, the Company recorded an impairment charge of $1,087 to write-off the original investment in DXC and related capitalized closing costs. The impairment was based upon the uncertainty of recovery of the investment given the current economic environment and other factors.

Long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the assets to its fair value as determined from expected future discounted cash flows. During the years ended December 31, 2001 and 2000, the Company recorded an impairment of certain long-lived assets in connection with the anticipated sale of DCA stock and disposition of seven other dental locations, as discussed in note 5. No impairment of long-lived assets was recorded during the year ended December 31, 1999.

Deferred compensation

The Company made advances of $11,500 to certain officers of the Company and provided certain other officers with a minimum guarantee of the value of their stock options in order to retain and provide incentives to such officers. In connection with the advances, such officers issued interest-bearing notes payable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes were included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officers until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The minimum guarantee of the value of certain officers' stock options can be exercised for a two-year period beginning June 30, 2002.

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

The total original advance included advances of $5,900 to DCA officers. These advances were sold in connection with the sale of DCA as discussed in note 5. The remaining non-amortized outstanding balance of the advances to DCA officers at the time of the sale transaction of $4,600 was included in the determination of impairment of long-lived assets and advances recorded in the fourth quarter of 2000. During the third quarter of 2001, the entire unamortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $182 were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer.

Fair value of financial assets, liabilities, and redeemable common stock

The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of December 31, 2001 and 2000.

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

For each of the three years ended December 31, 2001, certain dilutive potential common shares have been excluded from the computation of diluted income (loss) per share, as their effect is anti-dilutive. For the three years ended December 31, 2001 such anti-dilutive potential common shares consisting of convertible subordinated debt, convertible preferred stock, contingent shares, and the exercise of certain options, and warrants were approximately 1,900,000 for 2001, 1,700,000 for 2000, and 800,000 for 1999.

The following table summarizes the computation of net income (loss) per share:



                                                               2001                   2000                   1999
                                                        -------------------    -------------------    -------------------
    Net income (loss) before extraordinary item     $            (29,478)  $            (48,704)  $              5,234
    Extraordinary  loss  on  debt  extinguishments,
        net of income tax                                         (5,601)                    --                     --
      Accretion of redeemable common stock                            (1)                    (8)                   (12)
                                                        -------------------    -------------------    -------------------
    Net income (loss) attributable to common stock  $            (35,080)  $            (48,712)  $              5,222
                                                        ===================    ===================    ===================
    Basic shares reconciliation:
      Weighted average common shares outstanding               3,888,128              3,785,317              3,500,950
      Contingently repurchaseable common shares                  (27,949)               (91,889)               (94,713)
                                                        -------------------    -------------------    -------------------

             Basic shares                                      3,860,179              3,693,428              3,406,237

    Convertible preferred stock                                       --                     --                271,444
    Warrants                                                          --                     --                 16,789
    Put rights                                                        --                     --                 11,444
    Contingent shares                                                 --                     --                  1,099
    Assumed conversion of options                                     --                     --                 51,051
                                                        -------------------    -------------------    -------------------
             Diluted shares                                    3,860,179              3,693,428              3,758,064
                                                        ===================    ===================    ===================
     Income (loss) per share - basic
       Before extraordinary item                      $            (7.64)    $           (13.19)   $              1.53
       Extraordinary item, net of income taxes                     (1.45)                    --                     --
                                                        -------------------    -------------------    -------------------
      Attributed to common stock                    $             (9.09)   $            (13.19)   $              1.53
                                                        ===================    ===================    ===================

     Income (loss) per share - diluted
       Before extraordinary item                    $             (7.64)   $            (13.19)   $              1.39
       Extraordinary item, net of income taxes                    (1.45)                    --                     --
                                                        -------------------    -------------------    -------------------
      Attributed to common stock                    $             (9.09)   $            (13.19)   $              1.39
                                                        ===================    ===================    ===================



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

New accounting pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was adopted effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The implementation of SFAS 133 in 2001 did not have any impact on the Company's financial position or results of operations as the Company has no derivative instruments.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 is not expected to have any impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. During 2002, the Company will perform the first of the required tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. These tests could result in a charge for impairment that although non-cash, may have a material adverse effect on our results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial position or results of operations.

(3) REVENUES

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:


                                                                 2001                2000                 1999
                                                           -----------------   ------------------   -----------------
      Dental practice net patient service revenues -
        all PAs                                        $            293,318 $           315,603  $           251,310
      Less: Dental practice net patient service
        revenues - unconsolidated PAs                               (31,221)            (66,322)             (63,232)
                                                           -----------------   ------------------   -----------------
      Reported practice net patient service revenue    $            262,097 $           249,281  $           188,078
                                                           =================   ==================   =================

      Dental practice net patient service revenues -
        unconsolidated PAs                             $             31,221 $            66,322  $            63,232
      Less: Amounts retained by dentists                            (11,383)            (23,324)             (20,681)
                                                           -----------------   ------------------   -----------------
      Reported management fees                         $             19,838 $            42,998  $            42,551
                                                           =================   ==================   =================


(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

Business Combinations

On March 12, 1999, GDSC and DCA completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc. In the mergers, GDSC common shares automatically converted into 1,529,767 shares of common stock of InterDent. Each 10 shares of GDSC's 100 outstanding shares of Preferred Stock - Series C automatically converted into one share of common stock of InterDent. Also, each share of GDSC's 100 outstanding shares of Preferred Stock - Series A and 1,628,663 outstanding shares of Convertible Preferred Stock - Series D converted into one share of preferred stock of InterDent with the same rights, preferences, and privileges as to InterDent as the share of preferred stock had with respect to GDSC. DCA common shares automatically converted into 1,957,013 shares of common stock of InterDent. Upon consummation of the mergers, GDSC and DCA stockholders represented a 43.5% and 56.5%, respective ownership of InterDent, excluding common share equivalents. Including the impact of potential dilutive common shares outstanding, upon consummation of the mergers, GDSC and DCA stockholder ownership was approximately 53.5% and 46.5%, respectively.

The mergers have been accounted for using the pooling-of-interests method of accounting. Accordingly, the historical financial statements for the periods prior to the completion of the combination have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform the lives used in computing depreciation of equipment.

The results of operations of GDSC and DCA from January 1, 1999 and through the date of the merger are as follows:

                                                            1999
                                                      ------------------

         Dental practice net patient revenue:
            GDSC                                   $            26,048
            DCA                                                     --
                                                      ------------------
                  Total                            $            26,048
                                                      ==================
         Net management fees:
            GDSC                                   $               532
            DCA                                                  6,441
                                                      ------------------
                  Total                            $             6,973
                                                      ==================
         Net income attributed to common stock:
            GDSC                                   $             1,129
            DCA                                                    595
                                                      ------------------
                  Total                            $             1,724
                                                      ==================

In connection with the GDSC and DCA mergers, the Company recorded direct merger expenses and restructuring charges of $3,260 and $3,932, respectively during the year ended December 31, 1999, and additional direct merger expense and restructuring charge of $1,183 during 2000. During the year ended December 31, 2001, the Company finalized its corporate merger and restructure cost relating to its restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance. Such merger and restructure activities are essentially complete and as a result, the reserve was reduced by $1,154.

Terminated merger

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, InterDent and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company has recorded direct merger expenses of $547 and $1,624 associated with this agreement during the years ended December 31, 2000 and 1999, respectively, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. All costs incurred as a result of the terminated merger have been paid as of December 31, 2000.

The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and InterDent and terminated Leonard Green merger through December 31, 2001:



         Corporate restructure and merger costs:                              2001            2000            1999
                                                                          -------------   -------------   -------------
          GDSC and DCA Combination:
           Direct investment banking, accounting, legal and
            other advisory fees                                         $       (1,070)$            47 $         3,260
           Employee retention, severance and training costs                         --              39           1,019
           Systems integration and conversion                                       --           1,097           2,069
           Costs to acquire InterDent name                                          --              --             264
           Redirection of duplicative operations, programs and
            other costs                                                            (84)             --             580
                                                                          -------------   -------------   -------------
           Total                                                                (1,154)          1,183           7,192

          InterDent and Leonard Green Terminated Merger:
           Direct investment banking, accounting, legal and
            other advisory fees                                                     --             547           1,624
                                                                          -------------   -------------   -------------
                  Total corporate restructure and merger costs          $       (1,154)$         1,730 $         8,816
                                                                          =============   =============   =============






                                                            Beginning                                        Ending
                                                             Balance        Expense         Payments         Balance
                                                           -------------  -------------   -------------   -------------
         Accrued restructure and merger liability:
           Restructure and merger activity for the
            year ended December 31, 1999                $         2,387   $       8,816   $      (8,278)  $       2,925
                                                           =============  =============   =============   =============
           Restructure and merger activity for the
            year ended December 31, 2000                $         2,925   $       1,730   $      (2,603)  $       2,052
                                                           =============  =============   =============   =============
           Restructure and merger activity for the
            year ended December 31, 2001                $         2,052   $      (1,154)  $        (412)  $         486
                                                           =============  =============   =============   =============



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

During the year ended December 31, 2000, the Company acquired substantially all of the assets of 21 dental facilities, including, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 2000, representing the fair value of the assets acquired in the above transactions and for transactions completed in prior periods included $14,504 in cash and assumed liabilities of $4,833. The Company also incurred an additional earn-out obligation of $18,896, of which $11,583 was paid in cash and $4,970 was converted to notes payable. Approximately $36,333 of the total consideration has been allocated to intangible assets. There were no dental practice acquisitions during the year ended December 31, 2001. During 2001, the Company paid $4,193 in earnout payments and $1,044 of trailing closing costs on affiliated dental practice acquisitions performed in prior years.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash paid of $4,193 during the year ended December 31, 2001, the Company also converted $8,068 of amounts due under earn-out agreements into long-term notes payable. As of December 31, 2001, future anticipated earn-out payments of $4,382 are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $8,000 and $11,000 from January 2002 to December 2004, which is expected to be paid in a combination of cash and notes.

The above transactions have been accounted for using the purchase method of accounting and the results of operations of the acquired practices have been included in the consolidated financial statements of the Company since the dates of affiliation. The following unaudited pro forma information presents the condensed consolidated results of operations as if the acquisitions and related financing activities for the three-years ended December 31, 2001 had occurred as of January 1, 1999. The pro forma information has been prepared for comparative purposes only, and includes only those MSAs that meet the criteria for consolidation in the Company's consolidated statements of operations. The pro forma information is not necessarily indicative of what the actual results of operations would have been had the practices been affiliated as of that date, nor does it purport to represent future operations of the Company.

                                                           2000           1999
                                                       ------------    ---------

   As Reported:
     DP net patient service revenue                    $   249,281 $    188,078
     Net management and licensing fees                      43,885       43,532
     Net income (loss) attributable to common stock        (48,712)       5,222
     Net income (loss) per share attributed to common
       stock - Diluted                                      (13.19)        1.39

   Pro forma:
     DP net patient service revenue                    $   269,339 $    254,912
     Net management and licensing fees                      43,885       43,854
     Net income (loss) attributable to common stock        (48,413)       6,897
     Net income (loss) per share attributed to common
       stock - Diluted                                      (13.11)        1.83

(5)  DENTAL LOCATION DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

Effective May 31, 2001, the Company completed the sale of its east coast division to Mon Acquisition Corp., a group led by Steven Matzkin, DDS, former president of the Company. The assets in the sale (the "East Coast Assets") included the stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and assets used in the operation and management of certain dental practices in Maryland, Virginia and Indiana. The transaction also included the assets associated with the notes receivable made by officers of DCA as discussed in note 10. The total consideration was $36,000 less the assumption of related debt and operating liabilities.

Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the East Coast Assets, based upon a multiple of earnings and subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement dated May 16, 2001 and amended on May 31, 2001 effective June 1, 2001 for $2,554, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Such amount has been recorded as deferred revenues and is being amortized over the life of the agreement. The parties also entered into the transition services agreement dated as of May 16, 2001 and a business collaboration agreement dated as of April 17, 2001 effective June 1, 2001 delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems and other similar operational matters.

In the fourth quarter of 2000, the Company evaluated the recoverability of the long-lived assets as a result of the anticipated sale of the East Coast Assets as required by FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"). The Company estimated that the future undiscounted cash flow from certain long-lived assets was below their carrying values, and in the fourth quarter of 2000, the carrying value of these assets was adjusted to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. In addition, interest income from the notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense. The Company recorded an additional loss of $5,837 upon completion of the transaction during 2001 on the sale of East Coast Assets, including a provision for anticipated closing costs. This additional loss was a result of additional investments made in the business subsequent to December 31, 2000, and additional expenses related to the sale.

During 2001, the Company also disposed or identified under performing dental locations for disposition ("Disposed Locations"). In connection with the sale of East Coast Assets and Disposed Locations the Company wrote off $40,246 in total assets, yielded proceeds of $21,375, net of closing costs and recorded a total loss on dental locations dispositions and impairment of long-lived assets of $12,288 for the year ended December 31, 2001. The total recorded loss includes $1,653 for the provision of direct transaction closing costs.

The results of operations of the East Coast Assets and Disposed Locations have been reported in the Consolidated Statements of Operations through the effective date of the sale transactions. The results of operations of the East Coast Assets and Disposed Locations included in the Consolidated Statements of Operations for the three years ended December 31, 2001 are as follows and exclude certain Company allocated costs such as provision for income taxes, credit facility interest costs, stock compensation expense, management and retention bonus, and certain corporate general and administrative costs:


                                                                       2001             2000            1999
                                                                   -------------    -------------    -----------
             Dental practice net patient revenue                $      16,074       $   18,020    $       5,882
             Net management fees                                       19,226           42,114           40,309
             Licensing and other fees                                     363              887              981
                                                                   -------------    -------------    -----------
                    Net revenues                                $      35,663       $   61,021    $      47,172
                                                                   =============    =============    ===========

             Operating income                                   $       3,083       $    5,086    $       4,299
                                                                   =============    =============    ===========
             Income before provision for income taxes           $       2,974       $    6,602    $       4,775
                                                                   =============    =============    ===========


(6)  PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                                                   2001                 2000
                                                                             ------------------   -----------------
        Dental equipment                                                  $            14,650  $            22,660
        Computer equipment                                                              6,320                8,585
        Furniture, fixtures and equipment                                               3,181                4,135
        Leasehold improvements                                                          8,299               12,134
        Vehicles                                                                           13                   70
        Land and buildings                                                              1,200                1,200
                                                                             ------------------   -----------------

              Total property and equipment                                             33,663               48,784
                 Less accumulated depreciation and amortization                       (12,718)             (14,925)
                                                                             ------------------   -----------------

                                                                          $            20,945  $            33,859
                                                                             ==================   =================

Depreciation expense was $5,065 for 2001, $5,489 for 2000, and $4,411 for 1999.

(7)  INTANGIBLE ASSETS

Intangible assets consists of the following:

                                                                                   2001                 2000
                                                                             ------------------   -----------------
        Management Services Agreements                                    $           120,188  $           121,088
        Goodwill                                                                       47,103               45,749
        Other                                                                              50                   55
                                                                             ------------------   -----------------

              Total intangible assets                                                 167,341              166,892
                 Less accumulated amortization                                        (19,809)             (16,271)
                                                                             ------------------   -----------------

                                                                          $           147,532  $           150,621
                                                                             ==================   =================

(8)  OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

                                                    2001                 2000
                                              ------------------   -------------

        Accrued earn-outs                  $             4,382  $         9,897
        Other operating liabilities                      6,805            9,791
                                              ------------------   -------------

                                           $            11,187  $        19,688
                                              ==================   =============

(9)  DEBT

In 2001, the Company entered into amendments to its existing senior revolving credit facility (the "Credit Facility") to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing.

As consideration for these modifications, the Company agreed to an amendment fee of $1,000, which was paid during the three months ended June 30, 2001, and an additional fee of $1,000 payable at maturity of the term loan if certain conditions are not met. The additional fee was paid in connection with an additional amendment to the Credit Facility consummated in April 2002, as discussed below. The Company also issued warrants to the banks to purchase an aggregate of 166,667 shares of the Company's common stock at a strike price of $3.66 per share. During the year ended December 31, 2001, the Company recorded a charge of $3,886 for the write-off of certain prepaid debt costs related to previously entered into credit facility agreements, loan amendment fees, warrant issuance and associated professional fees incurred in connection with the execution of the amended credit facility agreement.

On October 1, 2001, the Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, the Company entered into an amendment to the existing Credit Facility. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7,214, which began on October 1, 2001. In connection with these modifications, the Company accrued as note principal the remaining $1,000 due as a result of the amendment in 2001 as discussed above, which is payable upon maturity. The Company also agreed an additional amendment fee of $1,000, with cash of $500 payable at closing and $250 to accrue as additional principal on July 1, 2002 and October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003. The July 1 and October 1, 2002 accrual dates are subject to change, as outlined in the amendment.

Principal amounts owed under the Credit Facility bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at the Company's option. In addition to the cash interest charges outlined above, the Company is to pay an incremental PIK interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest is payable upon maturity. The Company is also to pay a PIK fee equal to 1.0% of the outstanding principal balance on April 15, 2002, 2.0% on October 1, 2002, and 3.0% on April 1, 2003. PIK fees are payable upon maturity.

Required principal installments are $300 on July 1, 2002, October 1, 2002, and January 1, 2003, and payments of $7,214 on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The schedule of maturities outlined below includes the remaining $2,397 that was paid under the Credit Facility on April 1, 2002, and the minimum principal installments discussed above. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments.

The Credit Facility contains several covenants, including but not limited to, restrictions on the Company's ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earnout and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. The Company's obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and general intangibles of each of such entities.

The amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, in the second quarter of 2002 the Company will record an extraordinary loss of approximately $2,600. The extraordinary loss represents amendment fees of $2,000 incurred to extinguish the original Credit Facility and $600 for the write-off of the non-amortized portion of deferred financing costs associated with the original note agreement. Professional fees incurred for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility.

In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction comprised 458,333 shares of common stock valued at $11,000. The debt portion of the transaction comprised a senior subordinated note with a face value of $25,500 (the "Levine Note"). As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company's common stock at an initial price of $41.04 per share, which as described below, was subsequently reduced to $20.88 per share. The warrant was valued at $2,739. The warrant value was reflected as a discount to the face value of the Levine note and has been subsequently written off as discussed below.

In April 2001, the Company entered into an amendment to the Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company paid an amendment fee of $2,250, payable in additional notes, increased the payment-in-kind ("PIK") interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $20.88 per share.

The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, the Company recorded an extraordinary charge of $5,601. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2,250 incurred to extinguish the original note and $3,351 for the write-off of the non-amortized portion of the warrant discount and deferred financing costs associated with the original note agreement. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the note as new issuance costs.

In April 2002, the Company entered into an additional amendment to the Levine Note. In connection with the amendment, the lender reset all covenants for 2002 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2,000, payable in additional notes and increase the PIK interest rate by one-half percentage point.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. The Company is currently issuing PIK notes at 17.0% for payment of current interest amounts owed. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios.

Long-term debt is summarized as follows:

                                                                                        2001                 2000
                                                                                  ------------------   ------------------
    Credit facility term note, variable interest (8.92% as of December 31,
      2001), variable minimum required quarterly payments, as defined, due
      September 30, 2003.                                                      $            81,755  $           100,420
    Levine Note, interest at 17.0%, payable monthly; due September 2005                     33,258               23,058
    Senior subordinated note payable, face value of $2,083 discounted
       interest at 8%; due July 2002                                                         1,991                1,839
    Subordinated note payable, interest at 8%, interest payable annually
       through January 2002; due January 2002                                                  696                  696
    Senior subordinated note payable, interest at 8%; due in monthly
       installments of principal and interest of $14; due July 2002                             83                  238
    Note payable to seller, interest at 8.5%, principal and interest payable
       quarterly, secured by stock in subsidiary; due March 2003                               581                  581
    Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from Prime to
       10.0%; due through November 2009                                                     14,073               10,777
                                                                                  ------------------   ------------------
                                                                                           132,437              137,609
             Less current portion                                                          (12,699)             (12,975)
                                                                                  ------------------   ------------------
                                                                               $           119,738  $           124,634
                                                                                  ==================   ==================

Scheduled maturities on long-term debt are due as follows: $12,699 in 2002, $84,421 in 2003, $1,519 in 2004, $33,353 in 2005, $102 in 2006 and $343
thereafter.

In 1998, the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes mature June 2006 and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 7.0%, which the Company is currently exercising for payment of current interest amounts due. In April 2001, the Company entered into an amendment to the Convertible Notes and the lender waived the cross-default provision that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40.

(10)     SHAREHOLDERS' EQUITY

A reconciliation of the total shares of preferred and common stock outstanding during the three-year period ended December 31, 2001 is as follows:

                                                                             Convertible
                                                                Preferred     Preferred
                                                                  Stock -      Stock -        Common
                                                                 Series A     Series D        Stock
                                                                -----------  ------------  ------------
                  Balance, January 1, 1999                             100   1,628,663      3,430,605

                  Common stock issued in connection with:
                     Acquisitions                                       --          --         44,770
                     Employee purchase plan                             --          --          6,681
                  Exercise of warrants                                  --          --          6,253
                  Exercise of options                                   --          --         10,102
                  Common shares cancelled                               --          --         (5,500)
                                                                -----------  ------------  ------------

                  Balance, December 31, 1999                           100   1,628,663      3,492,911

                  Common stock issued in connection with:
                     Financing                                          --           --       458,333
                     Acquisitions                                       --           --         6,427
                     Employee purchase plan                             --           --         1,588
                  Exercise of warrants                                  --           --        13,798
                  Exercise of options                                   --           --         1,035
                  Non-redemption and accretion of redeemable
                     common stock                                       --           --         2,459
                                                                -----------  ------------  ------------

                  Balance, December 31, 2000 and 2001                  100    1,628,663     3,976,551
                                                                ===========  ============  ============


Common Stock

A total of 36,920 and 56,541 outstanding shares of Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase by the Company at the original issue price at its election.

Preferred Stock

The Company's presently authorized Preferred Stock rank senior to outstanding Common Stock. The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Notes as discussed in note 9. The Series B Preferred Stock conversion provision of the Convertible Notes has expired. Accordingly, although the Series B Preferred Stock is authorized, the Company does not expect any such shares to ever be issued. Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Note issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction. The Company does not expect any shares of Series C Preferred Stock to be issued. The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares Common Stock the Series D Preferred Stock is convertible into. The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

Stock Warrants

In connection with certain financing and acquisition activities, the Company has granted warrants to purchase shares of the Company's common stock. At December 31, 2001 there are a total of 583,561 outstanding warrants at an exercise price ranging from $3.66 to $56.63 per share. All warrants have been recorded at their estimated fair value at the date of grant and expire at various dates through April 2011.

Deferred Compensation

The Company made advances of $11,500 to certain officers of the Company and provided certain other officers with a minimum guarantee of the value of their stock options in order to retain and provide incentives to such officers. In connection with the advances, such officers issued interest-bearing notes payable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes were included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest are with recourse to the officers until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest are non-recourse, subject only to the underlying pledged collateral. The minimum guarantee of the value of certain officers' stock options can be exercised for a two-year period beginning June 30, 2002.

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

The total original advance included advances of $5,900 to DCA officers. These advances were sold in connection with the sale of DCA as discussed in note 5. The remaining non-amortized outstanding balance of the advances to DCA officers at the time of the sale transaction of $4,600 was included in the determination of impairment of long-lived assets and advances recorded in the fourth quarter of 2000. During the third quarter of 2001, the entire unamortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $182 were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer.

Shareholder Notes Receivable

In 1997, the Company was issued a shareholder note receivable by an officer with a face amount of $150. In connection with the execution of the officer's amended employment agreement in May 2000, the note and related accrued interest of $182, subject to provisions of the agreement, was to be forgiven in May 2002. The note and accrued interest was being expensed over the twenty-four month period. During 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. The Company recorded a stock compensation expense of $129 and $53, respectively during the years ended December 31, 2001 and 2000. In addition, the Company forgave its rights to repurchase 33,382 common shares held by the officer at $2.70 and recorded a charge to stock compensation of $27 during the year ended December 31, 2000.

(11)      REDEEMABLE COMMON STOCK

The shares of common stock subject to the put rights are reported on the balance sheet as redeemable common stock. Such shares have been recorded at their fair value as of date of acquisition, inclusive of accretion during each of the three years in the period ended December 31, 2001. The Company records accretion on a ratable basis over the redemption period of the respective stock. The following summary presents the changes in the redeemable common stock:


                                                      Shares of
                                                     Redeemable     Redeemable
                                                    Common Stock   Common Stock
                                                   -------------  --------------

   Balance, January 1, 1999                              30,118 $        2,102

   Accretion of redeemable common stock                      --             12
   Exercise of redeemable common stock                   (3,792)          (318)
                                                   -------------  --------------

   Balance, December 31, 1999                            26,326          1,796

   Accretion of redeemable common stock                      --              8
   Exercise of redeemable common stock                   (1,015)          (121)
   Non-redemption redeemable common stock                (2,459)          (199)
                                                   -------------  --------------

   Balance, December 31, 2000                            22,852          1,484

   Accretion of redeemable common stock                      --              1
   Exercise of redeemable common stock                   (4,947)          (438)
                                                   -------------  --------------

   Balance, December 31, 2001                            17,905 $        1,047
                                                   =============  ==============

At December 31, 2001, a total of 1,239 shares of Common Stock are subject to put rights over the next two-year period at $51 per year. In addition, the Company completed a private placement offering (the "Placement Offering") of 16,666 shares of the Company's redeemable common stock in June 1996. In connection with the Placement Offering, the shareholder received certain put rights which are exercisable after June 21, 2001 but not later than June 21, 2003 if the Company has not completed a public offering of its common stock by June 21, 2001 at a price of at least $132.00 per share and with net proceeds to the Company of at least $10,000. The per share price applicable to the put rights is 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding the exercise of the rights. As of December 31, 2001, the Company has not recorded any accretion related to the above put rights.

(12)     STOCK OPTIONS

The Company adopted the InterDent, Inc. 1999 Stock Incentive Plan (the "Incentive Plan"). Benefits under the Incentive Plan include the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards to employees and non-employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"), which has the authority to determine the persons, or entities to whom awards are be made, the amounts, and other terms and conditions of the awards. Share grants issued under the Incentive Plan generally expire ten to fifteen years from the original grant date, depending upon the nature of the share grant. The Incentive Plan provides for the issuance of up to 541,666 shares of Company common stock. As of December 31, 2001, options for a total of 207,988 shares were outstanding, of which options for 76,201 shares were exercisable.

The Company adopted the InterDent, Inc. 2000 Key Executive Stock Incentive Plan (the "Executive Plan"). Benefits under the Executive Plan include, without limitation, the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, and restricted and non-restricted stock awards to employees and non-employees of the Company. The Committee administers the Executive Plan and has the authority to determine the persons or entities to which awards will be made, the amounts, and other terms and conditions of the awards. Share grants issued under the Executive Plan generally expire ten years from the original grant date, depending upon that nature of the share grant. The Executive Plan provides for the issuance of up to 500,000 shares of Company common stock. As of December 31, 2001, options for a total of 366,667 shares were outstanding, of which none were exercisable.

Prior to the merger of GDSC and DCA, each of the entities had active incentive and non-qualified stock option plans (collectively the "Former Plans"). Benefits under the Former Plans include incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights, award of stock bonuses, and/or sale of restricted stock that were granted to employees and non-employees. The Former Plans provided for the issuance of up to 687,875 shares of Company common stock and were frozen during 1999. As of December 31, 2001, options for a total of 51,012 shares were outstanding, of which options for 43,010 shares were exercisable. Shares outstanding under the Former Plans are generally subject to a three to five-year vesting schedule from the date of grant and expire ten years from the original grant date.

Stock options issued to non-employees have been recorded at their estimated fair market value and are being expensed over their respective vesting lives of up to five years. Total compensation expense recorded for the years ended December 31, 2001, 2000, and 1999 was $2, $25 and $55, respectively.

Statement of Financial Accounting Standards No. 123

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the fair value of all options granted during the three-year period ended December 31, 2001. The options have been valued using the Black-Scholes pricing model as prescribed by SFAS 123.

The following weighted average assumptions have been used for grants of stock options during the three-year period ended December 31, 2001:


                                                           2001                2000                1999
                                                    -------------------  -----------------   ------------------
             Risk free interest rate                         4.8%                 6.3%                5.8%
             Expected dividend yield                          --                   --                  --
             Expected lives                                 5 years              5 years            5 years
             Expected volatility                             183%                 119%                 74%


Options were assumed to be exercised over their expected lives for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total estimated value of options granted which would be amortized over the vesting period of the options is $164, $14,220 and $2,167 for the years ended December 31, 2001, 2000 and 1999, respectively. The options granted during the years ended December 31, 2001, 2000 and 1999 were valued at a per share amount of $0.36, $18.00 and $23.28, respectively. If the Company had accounted for stock options issued to employees in accordance with SFAS 123, the Company's net income (loss) attributable to common stock and pro forma net income (loss) per share would have been reported as follows:

Net income (loss) attributable to common stock:

                                                               2001                 2000                 1999
                                                         ------------------   ------------------   -----------------
         As reported                                  $           (35,080) $           (48,712) $             5,222
         Pro forma                                    $           (23,337) $           (56,539) $             2,932

Pro forma net income (loss) per
 share attributable to common stock:

                                                               2001                 2000                 1999
                                                         --------------       --------------       -------------

         As reported - basic                          $          (9.09)    $         (13.19)    $           1.53
         Pro forma - basic                                       (6.05)              (15.31)                0.86
         As reported - diluted                                   (9.09)              (13.19)                1.39
         Pro forma - diluted                          $          (6.05)    $         (15.31)    $           0.78


The effects of applying SFAS 123 for providing pro forma disclosures for the three-year period ended December 31, 2001 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per common equivalent share for future years as options vest over several years and additional awards generally are made each year.

The following summary presents the options granted and outstanding under the various plans for the three-year period ended December 31, 2001:

                                                               Number of shares
                                                                                                     Weighted Ave.
                                                 Employee        Non-employee         Total         Exercise Price
                                          ----------------------------------------------------   ---------------------
     Outstanding, January 1, 1999                  216,642          138,988           355,630 $          40.86
        Granted                                     73,386           19,593            92,979            37.70
        Exercised                                   (7,926)          (2,177)          (10,103)           24.31
        Canceled                                   (27,152)         (14,571)          (41,723)           39.82
                                          ----------------------------------------------------   ---------------------

     Outstanding, December 31, 1999                254,950          141,833           396,783            40.07
        Granted                                    775,167           15,992           791,159            23.52
        Exercised                                     (618)            (418)           (1,036)           19.02
        Canceled                                   (14,262)         (23,236)          (37,498)           42.72
                                          ----------------------------------------------------   ---------------------

     Outstanding, December 31, 2000              1,015,237          134,171         1,149,408            28.38
        Granted                                    460,000               --           460,000             0.37
        Exercised                                       --               --                --               --
        Canceled                                  (896,851)         (86,890)         (983,741)           28.56
                                          ----------------------------------------------------   ---------------------
     Outstanding, December 31, 2001                578,386           47,281           625,667 $           7.49
                                          ====================================================   =====================

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the various plans at December 31, 2001:

                                                       Weighted average
                                                       number of options
                                           ------------------------------------------
                           Exercise                                                       Contractual life
                            price              Outstanding             Exercisable           remaining
                       -----------------   --------------------   -------------------    -------------------
                   $        0.00 - 6.000            467,543                  7,543                9.7
                           18.01 - 24.00            103,723                 66,021                8.4
                           24.01 - 30.00             19,173                 17,056                4.7
                           30.01 - 26.00              4,837                  2,900                6.7
                           36.01 - 42.00             11,141                 10,305                7.3
                           42.01 - 48.00              6,849                  6,782                5.9
                           48.01 - 54.00              9,482                  5,685                6.0
                   $       54.01 - 60.00              2,919                  2,919                3.2
                                           --------------------   -------------------    -------------------
                                                    625,667                119,211                9.1
                                           ====================   ===================    ===================


(13)     EMPLOYEE BENEFITS

In 1999 the Company adopted the InterDent, Inc. 401(k) Plan (the "InterDent Plan") in accordance with Section 401(k) of the IRC. The InterDent Plan covers substantially all employees of the Company and its affiliates. Contributions to the InterDent Plan are discretionary. There was no Company contributions to the plans during the three-year period ended December 31, 2001.

(14)     INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                                     2001
                                                       ------------------------------------------------------------------
                                                             Current                Deferred                Total
                                                       ---------------------   --------------------   -------------------
U.S. Federal income taxes                            $               --     $                --    $                --
State and local income taxes                                        115                      --                    115
                                                       ---------------------   --------------------   -------------------
                                                     $              115     $                --    $               115
                                                       =====================   ====================   ===================

                                                                                     2000
                                                       ------------------------------------------------------------------
                                                             Current                Deferred                Total
                                                       ---------------------   --------------------   -------------------

U.S. Federal income taxes                            $             (732)    $            (2,959)   $            (3,691)
State and local income taxes                                         91                    (402)                  (311)
                                                       ---------------------   --------------------   -------------------

                                                     $             (641)    $            (3,361)   $            (4,002)
                                                       =====================   ====================   ===================

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
                                                       =====================   ====================   ===================

The effective tax rate differed from the U.S.
statutory Federal rate of 34% due to the following:

                                                                 2001                  2000                   1999
                                                          -------------------   --------------------   -------------------

U.S. Federal taxes at statutory rate                  $             (9,983)  $           (17,920)   $             2,465
   Increase (decrease):
    State income taxes, net of federal tax benefit                  (1,014)               (2,235)                   434
    Valuation allowance for deferred tax assets                     11,288                16,975                   (778)
    Purchase accounting adjustments                                     --                    --                 (1,138)
    Transaction costs originally non-deductible                         --                  (732)                   909
    Amortization of nondeductible goodwill and other
     nondeductible items                                               288                   318                    290
    Other                                                             (464)                 (408)                  (167)
                                                          -------------------   --------------------   -------------------

        Income tax provision (benefit)                $                115   $            (4,002)   $             2,015
                                                          ===================   ====================   ===================


Deferred income tax assets (liabilities) are comprised of the following components:

                                                                                       2001                   2000
                                                                                --------------------   -------------------
Deferred income tax assets:
   Capital Loss                                                              $            14,944    $                --
   Net operating loss carryforward                                                        19,837                  2,519
   Allowance for doubtful accounts                                                           117                  1,404
   Impairment of long-lived assets and advances                                              658                 19,924
   Accrued payroll and related costs                                                         653                    473
   Cash versus accrual reporting for tax purposes                                             --                     89
   Restructure and severance accrual                                                         176                    307
   Other accruals                                                                          2,030                    516
   Tax credits                                                                               246                    238
   Other                                                                                      88                     90
                                                                                --------------------   -------------------
        Total gross deferred income tax assets                                            38,749                 25,560

   Less valuation allowance                                                              (29,028)               (17,739)
                                                                                --------------------   -------------------
        Deferred income tax assets, net of valuation allowance                             9,721                  7,821
                                                                                --------------------   -------------------

Deferred income tax liabilities:
   Property and equipment, principally due to differences in depreciation
    and capitalized costs                                                                 (5,354)                (4,695)
   Intangible assets, principally due to accrual for financial reporting
    purposes                                                                              (3,742)                (2,483)
   Other                                                                                    (625)                  (643)
                                                                                --------------------   -------------------
        Deferred income tax liabilities                                                   (9,721)                (7,821)
                                                                                --------------------   -------------------
        Net deferred income tax asset                                        $                --      $              --
                                                                                ====================   ===================
Reconciliation of net deferred income tax liability:
   Current deferred income tax assets                                        $             2,888      $           2,572
   Long-term deferred income tax liabilities                                              (2,888)                (2,572)
                                                                                --------------------   -------------------
                                                                             $                 --     $              --
                                                                                ====================   ===================


The Company has a valuation allowance for all net deferred tax assets. At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $51,942 that are available to offset future taxable income, if any, through 2021. The Company also has certain state net operating loss carryforwards, which are available to offset future taxable income. In accordance with the Internal Revenue Code, the annual utilization of net operating loss carryforwards and credits that existed in certain corporations prior to affiliation with InterDent may be limited.

(15)     COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases, primarily for commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month rentals, for the three-year period ended December 31, 2001 was $ 13,122 during 2001, $15,056 during 2000 and $11,711 during 1999.

The future minimum lease payments under capital and noncancelable operating leases with remaining terms of one or more years consist of the following at December 31, 2001:

                                                           Capital                    Operating
                                                   ------------------------   --------------------------
             2002                               $             1,172        $             9,623
             2003                                               657                      8,763
             2004                                               279                      6,846
             2005                                               168                      5,601
             2006                                               130                      4,679
             Thereafter                                         274                     12,782
                                                   ------------------------   --------------------------

             Total minimum lease obligations                  2,680        $            48,294
                                                                              ==========================
             Less portion attributable to                       462
               interest
                                                   ------------------------
             Obligations under capital lease                  2,218
             Less current portion                               967
                                                   ------------------------
                                                $             1,251
                                                   ========================

Contingencies

On November 12, 1999, Robert D. Rutner, D.D.S. filed a lawsuit seeking to rescind his May 14, 1999 sale of Serra Park Dental Services, Incorporated, and seeking damages. The complaint named InterDent, as well as Gentle Dental Service Corporation and Serra Park Services, Inc. as defendants. InterDent, along with others, filed an answer on January 21, 2000 along with a cross-complaint alleging causes of action for breach of employment agreement, breach of stock purchase agreement, fraud, negligent misrepresentation, breach of the dentist employment agreement, interference with contractual relations and indemnity. The cases were settled on November 30, 2001. As part of the settlement, the assets associated with three affiliated dental practices were transferred to Robert D. Rutner, D.D.S. The Company recorded a charge of $3,485 as a result of the settlement, which is included in the loss on dental locations dispositions and impairment of long-lived assets as discussed in note 5. No additional contingencies or obligations relating to these cases exist at December 31, 2001.


On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation. On October 18, 2000, Amerident Dental Corp. ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management, Inc. seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On January 19, 2001, Amerident filed another action against InterDent and Gentle Dental Management, Inc. for Breach of a Promissory Note and related common counts, that action was similarly deemed related and consolidated with the earlier filed InterDent action. Discovery is ongoing. The trial has been set for May 20, 2002. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

On January 19, 2001, JB Dental Supply Company filed a complaint against InterDent and Gentle Dental Service Corporation in Los Angeles Superior Court Case No. BC245573 for breach of contract and related common counts alleging the failure of certain offices to pay for dental supplies. The case was settled on January 10, 2002 for $237, which has been accrued at December 31, 2001.

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

(16)     SUBSEQUENT EVENT

On April 15, 2002, the Company entered into amendments to its existing Credit Facility and Levine Note, as more fully described in note 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required by this item is included under Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in the Company's 2002 Proxy Statement and is incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the executive officers and directors of InterDent is set forth below.


Name                                 Age                                   Position
Mr. H. Wayne Posey...................62    Chairman of the Board, President and Chief Executive Officer
Mr. L. Theodore Van Eerden ..........46    Executive Vice President, Chief Financial Officer and Secretary


H. Wayne Posey. Mr. Posey has been a director of InterDent since March 12, 1999 and has served as Chairman, President, and Chief Executive Officer since September 2001. Mr. Posey was a director of Gentle Dental Service Corporation since November 1997 and served as a director of GMS Dental Group, Inc. from December 1996 until the merger of GMS Dental Group, Inc. with Gentle Dental Service Corporation in November 1997. Mr. Posey was a founder of ProMedCo Management Company and served as its President, Chief Executive Officer, director and a member of the executive committee from its inception in 1994, and Chairman from December 1998 until his retirement in February 2001. Mr. Posey was also a healthcare consultant from 1975 until 1994, and prior to that was employed by Hospital Affiliates International from 1970 until 1975, holding the positions of Controller, Vice President and Controller, Senior Vice President of Operations, director and member of the executive committee.

L. Theodore Van Eerden. Mr. Van Eerden has served as Chief Development Officer, Executive Vice President and Secretary for Interdent since March 12 1999. He was also Chief Development Officer from March 1999 until October 2001 when he became Chief Financial Officer. Previously, Mr. Van Eerden served as Executive Vice President, Chief Development Officer and as a director of Gentle Dental Service Corporation since November 1997. He served as Chief Financial Officer from March 1996 until November 1997. Before joining Gentle Dental Service Corporation as Chief Financial Officer in March 1996, Mr. Van Eerden was Vice President-Administration for HOSTS Corporation, a Vancouver, Washington company that provides proprietary educational software products and instructional delivery systems to schools throughout the United States. From April 1993 to April 1994, Mr. Van Eerden was Director of Development for The ServiceMaster Company where he focused on mergers and acquisitions and new business development. Before that, Mr. Van Eerden was Vice President and Chief Financial Officer of Medical SafeTec, Inc., a manufacturer of medical waste destruction equipment. Prior to Medical SafeTec, Inc., Mr. Van Eerden served in various positions with ServiceMaster focusing on mergers and acquisitions.

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 2002 Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 11   Executive Compensation

The information required by this item is included under "Directors' Compensation," and "Executive Compensation" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Ownership of Securities" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions

The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

a)       Financial Statement Schedules

1 & 2 The financial statements and schedules filed as part of this report are listed in the index to the Consolidated Financial Statements under
         Item 8.

3        Exhibits

3.1 Certificate of Incorporation of InterDent, Inc. (formerly known as Wisdom Holdings, Inc.), including all amendments thereto.

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.3 of InterDent's Registration Statement on Form S-4,
         Registration No. 333-66475, filed on October 30, 1998.

4.1      1999 Credit Facility, Related Documents and Amendments Thereto.

4.1.1 Amended and Restated Credit Agreement, dated as of June 15, 1999 (the "Amended and Restated Credit Agreement"), by and among Gentle Dental Service Corporation, Dental Care Alliance, Inc. and Gentle Dental Management, Inc., as borrowers (the "Borrowers"), certain of the Company's subsidiaries, as guarantors (the "Guarantors"), the financial institutions signatory thereto, as lenders, Union Bank of California, N.A., as administrative agent (the "Administrative Agent"), and The Chase Manhattan Bank, as syndication agent (the "Syndication Agent"). Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.1.2 Amended and Restated Guaranty, dated as of March 31, 2000, by the Company in favor of the Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4.1.3 Amendment Agreement No. 1 to the Amended and Restated Credit Agreement, dated as of July 30, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.1.4 Amendment Agreement No. 2 to the Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.1.5 Amendment Agreement No. 3 to the Amended and Restated Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4.1.6 Amendment Agreement No. 4 to the Amended and Restated Credit Agreement, dated as of June 15, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.1.7 Amendment Agreement No. 5 to the Amended and Restated Credit Agreement, dated as of August 15, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.1.8 Amendment Agreement No. 6 and Waiver, effective as of April 13, 2001, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.1.9 Amendment Agreement No. 7 and Consent, effective as of May 31, 2001, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.1.10 Amendment Agreement No. 8, effective as of April 15, 2002, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.2      2000 Credit Facility, Related Documents and Amendments Thereto.

4.2.1 Credit Agreement, dated as of March 31, 2000 (the "Credit Agreement"), by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent, and the Syndication Agent. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4.2.2 Amendment Agreement No. 1 and Waiver, effective as of June 15, 2000, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.2.3 Amendment Agreement No. 2 and Waiver, effective as of August 15, 2000, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.2.4 Amendment Agreement No. 3 and Waiver, effective as of April 13, 2001, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.2.5 Amendment Agreement No. 4 and Consent, effective as of May 31, 2001, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.2.6 Form of Warrant to Purchase shares of Company Common Stock issued to the lenders pursuant to Amendment Agreement No. 6 and Waiver, effective as of April 13, 2001, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, and Amendment Agreement No. 3 and Waiver, effective as of April 13, 2001, to the Credit Agreement, dated as of March 31, 2000. Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.2.7 Amendment Agreement No. 5, effective as of April 15, 2002, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.3      Levine Leichtman Capital Partners II, L.P. investment documents.

4.3.1 Securities Purchase Agreement dated June 15, 2000, by and among the Company, the Borrowers, the Guarantors and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed on June 27, 2000.

4.3.2 Senior Subordinated Note dated June 15, 2000 executed by the Borrowers in favor of Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed on June 27, 2000.

4.3.3 Warrant to purchase shares of Company Common Stock dated June 15, 2000 issued by the Company to Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed on June 27, 2000.

4.3.4 Investor Rights Agreement dated June 15, 2000, by and among the Company, Levine Leichtman Capital Partners II, L.P., Sprout
         Capital VII, L.P., Sprout Growth II, L.P., The Sprout CEO Fund, L.P., DLJ Capital Corp., DLJ First ESC L.L.C., SRM '93 Children's Trust, CB Capital Investors, LLC, Michael T. Fiore, Steven R. Matzkin, D.D.S. and Curtis Lee Smith, Jr. Incorporated by reference to Exhibit
         99.3 of the Company's Report on Form 8-K filed on June 27, 2000.

4.3.5 Amendment to Securities Purchase Agreement, Consent to Allonge to Senior Subordinated Note and PIK Notes, Consent to Dispositions and Waiver, dated April 13, 2001, by and among the Company, the Borrowers, the Guarantors, and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.3.6 Amendment Allonge to Senior Subordinated Note Due 2005 dated as of June 15, 2000, payable to the order of Levine Leichtman Capital Partners II, L.P., a California limited Partnership, dated April 13, 2001.

4.3.7 Amended and Restated Warrant to purchase shares of Company Common Stock dated April 13, 2001 issued by the Company to Levine Leichtman Capital Partners II, L.P.

4.3.8 Amendment No. 2 to Securities Purchase Agreement, Consent to Allonge to Senior Subordinated Note and PIK Notes, Consent to Dispositions and Waiver, dated April 15, 2002, by and among the Company, the Borrowers, the Guarantors, and Levine Leichtman Capital Partners II, L.P.

4.3.9 Allonge Amendment No. 2 to Senior Subordinated Note Due 2005 dated as of June 15, 2000, as amended on April 13, 2001, payable to the order of Levine Leichtman Capital Partners II, L.P., a California limited Partnership, dated April 15, 2002.

4.4 1998 Preferred Stock and Convertible Subordinated Note investment documents.

4.4.1 Securities Purchase Agreement dated May 12, 1998 by and among Gentle Dental Service Corporation ("Gentle Dental") and the purchasers named therein, including form of 7% Convertible Subordinated Notes. Incorporated by reference to Exhibit 4.1 of Gentle Dental's Report on Form 8-K filed on July 2, 1998.

4.4.2 Amendment dated as of April 13, 2001 to the 7% Convertible Subordinated Notes issued by Gentle Dental. Incorporated by reference to Exhibit
         10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.4.3 Registration Rights Agreement dated March 11, 1999 by and among the Company and the purchasers under the Securities Purchase
         Agreement dated May 12, 1998.

4.4.4 First Amendment to Registration Rights Agreement, dated June 15, 2000, by and among the Company, the Requisite Holders and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to Exhibit 99.4 of the Company's Report on Form 8-K filed on June 27, 2000.

4.4.5 Second Amendment to Registration Rights Agreement dated as of April 13, 2001 by and among the Company, the Requisite Holders and Union Bank, Chase Bank, Fleet Capital Corporation, Sovereign Bank and U.S. Bank National Association. Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*10.1    Interdent, Inc. 1999 Stock Incentive Plan.

*10.2 2000 Key Executive Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 2000.

*10.3    Employment Agreement dated September 15, 2001 between the Company and
         H. Wayne Posey.

*10.4.1 Employment Agreement dated March 11, 1999 between the Company and L. Theodore Van Eerden.

*10.4.2 Amendment to Employment Agreement dated October 11, 2001 between the Company and L. Theodore Van Eerden.

*10.4.3 Employee Retention Incentive Agreement dated January 10, 2002 between the Company and L. Theodore Van Eerden.

*10.5.1 Employment Agreement dated March 11, 1999 between the Company and Michael T. Fiore.

*10.5.2 First Amendment to Employment Agreement dated May 16, 2000 by and between the Company and Michael T. Fiore, including
         Addendum No. 1 thereto. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10.5.2 Addendum #2 to the First Amendment to Employment Agreement, dated as of May 16, 2000, between the Company and Michael T. Fiore. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.5.3 Promissory Note, dated May 16, 2000, by Michael T. Fiore payable to Gentle Dental Management, Inc. Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.5.4 Promissory Note, dated June 15, 2000, by Michael T. Fiore payable to Gentle Dental Management, Inc. Incorporated by reference to Exhibit
         10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.5.5 Promissory Note, dated September 1, 2000, by Michael T. Fiore payable to Gentle Dental Management, Inc. Incorporated by reference to Exhibit
         10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

*10.5.6 Pledge and Security Agreement dated May 16, 2000, by and between Michael T. Fiore and Gentle Dental Management, Inc. Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.5.7 Confidential Separation and Release Agreement dated as of September 6, 2001, by and among Michael T. Fiore, the Company and Gentle Dental Management, Inc. Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed on September 20, 2001.

*10.6.1 First Amendment dated May 31, 2001, by and between the Company and Steven R. Matzkin to certain option award agreements issued to Steven
         R. Matzkin. Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*10.6.2 Consulting Agreement dated May 31, 2001, by and between InterDent and Steven R. Matzkin. Incorporated by reference to
         Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.7     Agreements with Mon Acquisition Corp.

10.7.1 Asset Purchase Agreement dated April 17, 2001 by and among the Company, Gentle Dental, DentalCo Management Services of Maryland, Inc. and Mon Acquisition Corp. Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on June 18, 2001.

10.7.2 Purchase Agreement dated April 17, 2001 by and among the Company, Gentle Dental, DentalCo Management Services of Maryland,
         Inc. and Mon  Acquisition  Corp.  Incorporated  by reference to Exhibit
         2.2 to the Company's  Report on Form 8-K filed on June 18, 2001.

10.7.3 Business Collaboration Agreement dated April 17, 2001, by and among Mon Acquisition Corp., the Company and Gentle Dental.
         Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.7.4 Software License and Maintenance Agreement dated May 16, 2001, by and between Gentle Dental and Mon Acquisition Corp. Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.7.5 First Amendment to the Software License and Maintenance Agreement dated May 31, 2001, by and between Gentle Dental and Mon Acquisition Corp. Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.7.6 Transitional Services Agreement dated May 16, 2001, by and between Gentle Dental and Mon Acquisition Corp. Incorporated by reference to
         Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

21       Subsidiaries of the registrant.

23.1     Consent of Independent Accountants, Ernst & Young LLP.

23.2     Consent of Independent Accountants, KPMG LLP.


-----------------------------

*        Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

                                  INTERDENT, INC.

                                  By:      H. WAYNE POSEY
                                           -----------------------------------
                                           H. Wayne Posey
                                           Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2002.

Signature                                                            Title

Principal Executive Officer:

HH. WAYNE POSEY                                      Chairman of the Board and
------------------------------------                 Chief Financial Officer
H. Wayne Posey

Principal Financial and
Accounting Officer:

L. THEODORE VAN EERDEN                               Chief Financial Officer
------------------------------------
L. Theodore Van Eerden

Directors:

STEVEN R. MATZKIN, DDS                               Director
------------------------------------
Steven R. Matzkin, DDS

GERALD R. AARON, DDS                                 Director
------------------------------------
Gerald R. Aaron DDS

ERIC GREEN                                           Director
-----------------------------------
Eric Green

PAUL H. KECKLEY                                      Director
------------------------------------
Paul H. Keckley

ROBERT FINZI                                         Director
------------------------------------
Robert Finzi

ROBERT F. RAUCCI                                     Director
-----------------------------------
Robert F. Raucci

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  Additions
                                                       ------------------------------
                                         Balance at
                                      costs and other     Charged to       Charged to
                                       beginning of        Expenses         accounts     Deductions       Balance at
                                           year              (1)            (2) (3)         (4)           end of year
                                       --------------  --------------   -------------  --------------  ---------------
  Accounts Receivable Allowance:
    2001                             $     9,755,000 $    14,579,000 $       314,000 $    20,021,000 $      4,627,000
    2000                                   8,548,000      10,445,000       4,258,000      13,496,000        9,755,000
    1998                                   6,855,000       6,539,000       3,629,000       8,475,000        8,548,000
  Advances to PA Allowance:
    2001                             $    20,282,000 $            -- $       217,000 $    20,499,000 $             --
    2000                                     152,000      19,913,000         256,000          39,000       20,282,000
    1999                                     149,000              --           3,000              --          152,000




(1)  Before considering recoveries on accounts or notes previously written off.

(2) On accounts receivable allowances, charged to allocation of acquisition purchase accounting entry.

(3)  On advances to PA allowances, charged to management fees revenue.

(4) Accounts written off, net of recoveries. For 2001, includes write offs associated with dental location dispositions of $988,000 for Accounts Receivable Allowances and $20,499,000 for Advances to PA Allowances.