Form 10-K/A
period 2001-12-31
INTERDENT INC
filed 2002-04-30
CIK 1072765

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A AMENDMENT NO. 1
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended        December 31, 2001

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from ______________ to ___________________________

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to the executive officers and directors of InterDent is set forth below.

Name                                 Age                Position

Mr. H. Wayne Posey...................63    Chairman of the Board, President and
                                               Chief Executive Officer
Mr. L. Theodore Van Eerden ..........46    Executive Vice President, Chief
                                               Financial Officer and Secretary
Dr. Steven R. Matzkin ...............43    Director (term expires in 2002)
Dr. Gerald R. Aaron..................56    Director (term expires in 2002)
Mr. Eric Green (2)...................40    Director (term expires in 2003)
Dr. Paul H. Keckley (2)..............51    Director (term expires in 2003)
Mr. Robert Finzi (1)(2)..............48    Director (term expires in 2004)
Mr. Robert F. Raucci (1).............46    Director (term expires in 2004)

(1)      Member of Compensation Committee
(2)      Member of the Audit Committee

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

L. Theodore Van Eerden. Mr. Van Eerden has served as Executive Vice President and Secretary for Interdent since March 12 1999. He was also Chief Development Officer from March 1999 until October 2001 when he became Chief Financial Officer. Previously, Mr. Van Eerden served as Executive Vice President, Chief Development Officer and as a director of Gentle Dental Service Corporation since November 1997. He served as Chief Financial Officer from March 1996 until November 1997. Before joining Gentle Dental Service Corporation as Chief Financial Officer in March 1996, Mr. Van Eerden was Vice President-Administration for HOSTS Corporation, a Vancouver, Washington company that provides proprietary educational software products and instructional delivery systems to schools throughout the United States. From April 1993 to April 1994, Mr. Van Eerden was Director of Development for The ServiceMaster Company where he focused on mergers and acquisitions and new business development. Before that, Mr. Van Eerden was Vice President and Chief Financial Officer of Medical SafeTec, Inc., a manufacturer of medical waste destruction equipment. Prior to Medical SafeTec, Inc., Mr. Van Eerden served in various positions with ServiceMaster focusing on mergers and acquisitions.

Steven R. Matzkin, D.D.S. Dr. Matzkin has served on InterDent's Board since March 12, 1999 and served as President and Chief Dental Officer from the formation of InterDent through InterDent's sale of its Dental Care Alliance subsidiary in May 2001. Dr. Matzkin founded Dental Care Alliance's predecessors in 1992 and 1993 and currently serves as full-time Chairman of the Board, Chief Executive Officer and President of Dental Care Alliance. Dr. Matzkin has over 15 years of experience in the administration and management of dental practices. He practiced dentistry in Michigan for six years, during which time he owned five dental practices and managed over 25 dental practices through an affiliate management company. Dr. Matzkin has also been featured as a guest speaker at regional Practice Management conferences, including the national meeting for the National Association of Dental Plans.

Gerald R. Aaron, D.D.S. Dr. Aaron is a Board certified Pediatric Dentist. Dr. Aaron had been employed by one of Interdent's affiliated dental practices, Gentle Dental of Oregon, P.C. since 1991. Dr. Aaron was appointed a member of the Board of Directors of InterDent in October 2001 and is Chair of the InterDent Dental Advisory Board. Prior to joining Gentle Dental, Dr. Aaron achieved the rank of Colonel in the United States Army and was the consultant to the Office of the Surgeon General of the Army on Pediatric Dentistry from 1987-1991.

Eric Green. Mr. Green has been a director of InterDent since March 12, 1999. Previously, Mr. Green was a director of the Gentle Dental Service Corporation since June 4, 1998. Mr. Green has been a partner of JP Morgan Partners since February 1998. From 1990 to 1997, Mr. Green was a member of the merchant banking group of BNP Paribas in various capacities, including managing director responsible for mezzanine investments. Previously, Mr. Green was employed at GE Capital and the General Electric Company.

Paul H. Keckley, Ph.D. Dr. Keckley has been a director of InterDent since March 12, 1999. Prior to that time, Dr. Keckley was a director of Gentle Dental Service Corporation beginning in December 1996. Since 1999, Dr. Keckley has been President and CEO of EBM Solutions, Inc., a clinical decision support company based in Nashville, TN. From 1994 to 1999, Dr. Keckley was Vice President Strategic Development at PhyCor, Inc. Dr. Keckley previously served as a director of PhyCor, Inc., and from 1985 to 1994 he was President of The Keckley Group, a market research and strategic planning firm for hospitals, health systems, medical practices and health maintenance organizations.

Robert Finzi. Mr. Finzi has been a director of InterDent since March 12, 1999. Prior to that time, Mr. Finzi was a director of Gentle Dental Service Corporation since November 1997 and served as a director of GMS Dental Group, Inc. from October 1996 until the Company's merger with Gentle Dental Service Corporation in November 1997. Since May 1991, Mr. Finzi has been with the Sprout Group, a division of DLJ Capital Corporation, which is the managing general partner of Sprout Capital VII, L.P and Sprout Growth II, L.P., and an affiliate of Credit Suisse First Boston. Mr. Finzi is also a general partner of the general partner of a series of investment funds managed by the Sprout Group and a limited partner of the general partner of ML Venture Partners II, L.P. From 1984 to 1991, Mr. Finzi was a Vice President of Merrill Lynch Venture Capital. Mr. Finzi serves on the board of directors of seven privately held companies.

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

                  Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them during fiscal year 2001, except as follows: H. Wayne Posey was late with respect to three filings reporting a total of five transactions. Michael T. Fiore, Eric Green, Robert Finzi, and Robert Raucci each was late with respect to one filing reporting one transaction. L. Theodore Van Eerden was late with respect to three filings reporting a total of seven transactions. Grant M. Sadler was late with respect to two filings reporting a total of three transactions. Norman R. Huffaker was late with respect to three filings reporting a total of four transactions. Steven R. Matzkin was late with respect to nine filings reporting a total of fifty-five transactions. Gerald R. Aaron filed his initial report of beneficial ownership late. Paul H. Keckley was late with respect to two filings reporting a total of two transactions.

Item 11.  Executive Compensation.

                           Summary Compensation Table

The following table sets forth the compensation paid or awarded during the last three years to (i) each person who served as the Company's Chief Executive Officer during 2001 (ii) each person serving as an executive officer as of December 31 2001, and (iii) two former executive officers who earned in excess of $100,000 in 2001 (the "Named Executive Officers").


                                                                                               Long-Term
                                                                                              Compensation
                                                               Annual     Compensation         Securities
                                                                                               Underlying         All Other
                Name and Principal Position                  Year      Salary     Bonus ($)     Options (1)      Compensation ($)
                ---------------------------                  ----      -------    --------     -----------      ----------------
H. Wayne Posey - Chairman of the Board, President and
   Chief Executive Officer (2)                               2001        127,615         -         200,000               -

Michael T. Fiore - Former Co-Chairman of the Board and       2001        245,397         -               -       4,703,660(4)
   Chief Executive Officer (3)                               2000        327,083    75,000         250,000         700,983(5)
                                                             1999        289,585    60,000          12,500              -

Steven R. Matzkin, D.D.S. - Co-Chairman of the Board,        2001        137,077         -               -         571,375(7)
   President and Chief Dental Officer (6)                    2000        304,807    70,000         195,834         536,594(7)
                                                             1999        274,614   180,000          12,500              -

L. Theodore Van Eerden - Executive Vice President and        2001        196,153         -          50,000              -
   Chief Financial Officer                                   2000        182,917    60,000          50,000              -
                                                             1999        155,000    55,000           1,667              -

Grant M. Sadler - Senior Vice President, Development and     2001        179,192         -               -         371,388(9)
  Co-Founder  (8)                                            2000        178,333    40,000          20,834          28,612(9)
                                                             1999        175,000    30,000           4,167              -

Norman R. Huffaker  - Vice President of Finance  (10)        2001        154,305         -               -              -
                                                             2000        148,125    32,500          25,000              -
                                                             1999        140,000    28,500           1,667              -



(1) All share amounts have been adjusted to reflect the 1-for- 6 reverse split on August 7, 2001.
(2) Mr. Posey was appointed Chairman of the Board, President and Chief Executive Officer effective September 5, 2001. Mr. Posey's current annual base salary for fiscal year 2001 is $420,000.
(3) Mr. Fiore was Chairman of the Board, President, and Chief Executive Officer and terminated his employment effective September 5, 2001.
(4) Includes $196,302 paid in 2001 pursuant to Mr. Fiore's Confidential Separation and Release Agreement. The Company agreed to pay Mr. Fiore $82,500 upon consummation of the agreement and $262,500 for future service (the "Future Services Payment"). The Future Services Payment is paid in bi-weekly installments through June 7, 2002. This amount also includes $4,378,700 in connection with Mr. Fiore's retention loan. The difference in amount of the note and the value of the collateral at the date of the loan was being amortized over the life of the note, representing stock compensation expense. During 2001, the entire remaining non-amortized balance was written off to stock compensation expense as the notes became non-recourse pursuant to his termination of employment by the Company without cause. This amount also includes $128,658 in connection with the forgiveness of a $150,000 loan plus accrued interest of $31,635 to Mr. Fiore by the Company due in May 2002. Pursuant to his Confidential Separation and Release Agreement dated September 5, 2001, the Company's only recourse with respect to the note is against all securities pledged as collateral for the note and the entire remaining non-amortized balance was written off to stock compensation expense.
(5) Includes $621,300 amortized by the Company in connection with Mr. Fiore's retention loan, $52,977 amortized by the Company in connection with the forgiveness the $150,000 loan to Mr. Fiore, and $26,706 amortized by the Company in connection with the Company's waiver of its right to repurchase certain shares of Common Stock owned by Mr. Fiore.
(6) Mr. Matzkin resigned as President and Chief Dental Officer effective May 31, 2001.
(7) Includes $571,375 for 2001 and $536,594 for 2000 in amount amortized by the Company attributable to Mr. Matzkin's retention loan granted by the Company in 2000. The difference in amount of the note and the value of the collateral at the date of the loan was being amortized over the life of the note, representing stock compensation expense. The remaining non-amortized note balance at May 31, 2001 was sold in connection with the sale of Dental Care Alliance, Inc.
(8) Effective January 1, 2002, Mr. Sadler is no longer an executive officer upon his appointment to Senior Vice President, Professional Development of the Company.
(9) Includes $371,388 for 2001 and $28,612 for 2000 in amount amortized by the Company attributable to Mr. Sadler's retention loan granted by the Company in 2000. The difference in amount of the note and the value of the collateral at the date of the loan was being amortized over the life of the note, representing stock compensation expense. During 2001, the entire remaining non-amortized balance was written off to stock compensation expense.
(10) Effective October 11, 2001, Mr. Huffaker is no longer an executive officer upon his appointment to Vice President of Finance.

                        Option Grants in Last Fiscal Year

The following table contains information concerning the stock options granted to the Named Executive Officers during the 2001. All the grants were made under the Company's 1999 Stock Incentive Plan and 2000 Key Executive Stock Incentive Plan. No stock appreciation rights were granted to the named executive officers during fiscal year 2001.


                                                         Individual Grants
                                       ---------------------------------------------------------
                                          Number of         % Total     Exercise    Expiration     Potential Realizable
                                                            Options
                                          Securities      Granted to                             Value at Assumed Annual
                                          Underlying       Employees    or Base                    Rates of Stock Price
                                       Options Granted     in Fiscal      Price                  Appreciation for Option
                                            (#)(1)         Year (2)       ($/sh)       Date              Term (3)
                                            ------       - ---------      ------       ----              --------
    Name                                                                                             5%          10%
    ----                                                                                             --          ---
    H. Wayne Posey.........................200,000           43.5%        0.37       10-11-11       120,538      191,937
    Michael T. Fiore.......................   -               -             -            -             -            -
    Steven R. Matzkin, DDS.................   -               -             -            -             -            -
    L. Theodore Van Eerden................. 50,000           10.9%        0.37       10-11-11        30,135       47,984
    Grant M. Sadler........................   -               -             -            -             -            -
    Norman R. Huffaker.....................   -               -             -            -             -            -




     (1) Options for 120,000 shares granted to Mr. Posey, subject to termination provisions of his employment agreement, vest on September 5, 2002. The remaining 80,000 options granted to Mr. Posey vest on the earlier to occur of (i) September 5, 2008 or (ii) the date, on or before March 5, 2004, on which the trading price for the Company's Common Stock equals $5.00 or more. Pursuant to Mr. Posey's employment agreement, such vesting schedule is subject to termination and restructuring event provisions. The options granted to Mr. Van Eerden vest for 20,000 shares on October 11, 2002 and 10,000 shares per year thereafter.
     (2) Based on an aggregate of 460,000 options granted to directors and employees of the Company in fiscal year 2001, including the named executive officers.
     (3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years) and assumes a fair market value equal to the exercise price per share on the date of grant. It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

              Aggregate Option Exercises and Fiscal Year End Values

None of the Named Executive Officers exercised an option during 2001. The table below sets forth information with respect to option exercises and the unexercised options held by the Named Executive Officers as of the end of 2001. No stock appreciation rights were exercised during such fiscal year, and no stock appreciation rights were outstanding at the end of such fiscal year.



                                                              Number of Securities Underlying          Value Of Unexercised
                                                               Unexercised Options at Fiscal          "In-the-Money" Options
                                                                      Year End (#) (1)            At Fiscal Year End ($) (1) (2)
                                                                      ----------------            ------------------------------
                              Shares acquired     Value
Name                          on exercise (#)  Realized ($)    Exercisable      Unexercisable      Exercisable      Unexercisable
----                          ---------------   -----------    -----------      -------------      -----------      -------------
H. Wayne Posey                       -              -             6,257            202,599              -              100,000
Michael T. Fiore                     -              -               -                 -                 -                 -
Steven R. Matzkin, D.D.S.            -              -            16,030             83,333              -                 -
L. Theodore Van Eerden               -              -            42,051             80,619              -               25,000
Grant M. Sadler                      -              -               -                 -                 -                 -
Norman R. Huffaker                   -              -             7,876               -                 -                 -


 -----------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option. Options are "out-of-the-money" if the exercise price of the option exceeds the fair market value of the underlying securities.
(2) Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at December 31, 2001 (based on the closing price of $0.87 for the Company's common stock on Nasdaq for December 31, 2001) and the exercise price of the options.

                            Compensation of Directors

In fiscal 2001, non-employee members of the Board received no annual fees for service, except for Messrs. Keckley and Posey, who received fees of $27,000 and $19,750, respectively. No fees were paid to Mr. Posey subsequent to his appointment as an officer of the Company. Non-employee members of the Board are reimbursed for their reasonable expenses incurred in connection with attending Board meetings.

         Employment Contracts and Termination of Employment Arrangements

The Company entered into an employment agreement with H. Wayne Posey as of September 5, 2001, which expires on December 31, 2002. During the term of the agreement, Mr. Posey shall serve as the Chairman and Chief Executive Officer of the Company, and in such capacity shall hold the most senior positions in the Company and shall be responsible to the Board of Directors of the Company (the "Board"). The agreement sets the annual base salary for Mr. Posey at $420,000, increasing to $450,000 on September 5, 2002. The agreement also outlines Mr. Posey's benefits as an employee, including the right to participate in incentive and qualifying success fee bonus plans and the granting of options to purchase 200,000 shares of the Company's Common Stock, representing 120,000 base options and 80,000 success fee options. The employment agreement provides that if Mr. Posey is terminated by the Company for any reason other than "cause" or by Mr. Posey if the Company breaches the employment agreement, he is entitled to receive certain severance payments. The severance payments are in cash or Company Common Stock, at Mr. Posey's election, in an amount equal to his annual base salary in effect at the time of his termination. The employment agreement also provides that in the event of Mr. Posey's death or disability, notwithstanding any other provision therein, the base options issued to him shall vest in full.

The Company entered into an employment agreement, effective as of March 11, 1999, with L. Theodore Van Eerden, as amended on October 11, 2001 (collectively the "Amended Agreement"). Pursuant to his Amended Agreement, Mr. Van Eerden serves as the Company's Executive Vice President, Chief Financial Officer, and Secretary. The Amended Agreement sets the base salary for Mr. Van Eerden at $240,000, and describes his duties and benefits as an employee, including the right to participate in any executive bonus plan. The Amended Agreement provides that if the Company employs Mr. Van Eerden on December 31, 2002, or December 31, 2003, the Company shall pay him an additional bonus equal to $60,000 within ten days of each of those dates. The Amended Agreement provides that if Mr. Van Eerden is terminated by the Company for any reason other than "cause" or by Mr. Van Eerden for "good reason," as such terms are described in the agreement, he is entitled to receive certain severance payments equal to twelve monthly payments in an aggregate amount equal to his annual base salary. To encourage continued employment, the Company also entered into an Employee Retention Incentive Agreement with Mr. Van Eerden, as approved by the Board in June 2000, to grant him rights with respect to a previously granted option ("Option"). Subject to the terms and conditions of the agreement, the Company granted to Mr. Van Eerden the right (the "Cash-out Right"), commencing on June 16, 2002. If exercised in full, the Cash-out Right will result in Mr. Van Eerden surrendering a 15,000-share portion of the Option for a cash payment of $197,550, subject to applicable tax withholding.

In March 1999, the Company assumed the rights and obligations of Gentle Dental Service Corporation, its wholly-owned subsidiary, under the employment letter, dated as of November 7, 1996, that sets forth the basic terms and conditions of employment of Norman R. Huffaker, the Company's former Chief Financial Officer and current Vice President of Finance. Mr. Huffaker is entitled to continuation of his base salary for nine months if his employment is terminated by the Company without "cause" or if he voluntarily terminates his employment for "good reason."

On September 5, 2001, the Company terminated Michael T. Fiore ("Fiore") as its Chief Executive Officer, President, and Chairman of the Board. As consideration for certain releases by Fiore, under the provision of a confidential Separation and Release Agreement, the Company agreed to provide Fiore the following payments and benefits: (a) an initial separation payment of $82,500; (b) payments of $262,500 in bi-weekly installments through June 7, 2002 (the "Future Services Term"); (c) continuation of all medical, life insurance, disability insurance and other benefits through the Future Service Term; and (d) reimbursement of up to $10,000 of attorney's fees in connection with the agreement. In addition, the agreement acknowledges Fiore's rights with respect to certain promissory notes as described below in "Item 13. Certain Relationships and Related Transactions."

           Compensation Committee Interlocks and Insider Participation

The Board of Directors established a Compensation Committee in March 1999, which consisted of Directors Robert Finzi, Wayne Posey, and Robert Raucci. Upon his appointment as Chairman of the Board, President, and Chief Executive Officer effective September 5, 2001, Mr. Posey resigned as a member of the compensation committee. No other compensation committee member was an officer or employee of the Company at any time during fiscal 2001.

No executive officer of the Company served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

For a description of transactions between the Company and members of the Compensation Committee or their affiliates, see "Item 13. Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2001 for (i) all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each person listed in the table is 222 North Sepulveda Boulevard, Suite 740, El Segundo, California 90245.

                                                      Number of        Percent
                                    Name            Shares (#)(1)       (%)(2)
                                    ----                  -------       ------

H. Wayne Posey (3)...............................        10,629             *
Michael T. Fiore ................................        60,089           1.57%
L. Theodore Van Eerden (4).......................        42,297           1.09%
Grant M. Sadler (5) .............................        65,922           1.72%
Norman R. Huffaker (6)...........................         8,859             *
Dr. Steven R. Matzkin (7)........................       315,863           8.20%
Gerald R. Aaron .................................           430             *
Eric Green  (8)..................................       622,814          13.97%
Paul H. Keckley .................................             -             *
Robert Finzi (9).................................       647,562          15.39%
Robert F. Raucci (10)............................         5,692             *
J.P. Morgan Partners (23A SBIC), LLC (11)........       622,814          13.97%
   1221 Avenue of the Americas
   40th Floor
   New York, NY 10020
   Attention: Eric Green
Sprout Capital VII L.P. and certain related
  Entities (12)..................................       647,562          15.39%
   3000 Sand Hill Road
   Bldg. 3, Suite 170
   Menlo Park, CA 94025
   Attention: Robert Finzi
SRM Trust........................................       425,613          11.10%
Levine Leichtman Capital Partners II, L.P. (13)..       812,500          19.40%
335 North Maple Drive, Suite 240
Beverly Hills, CA 90210
All executive officers and directors as a group
 (11 persons) (14)...............................     1,780,157          36.32%
-----------

 *       Less than one percent (1%)

     (1) To the Company's knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock indicated opposite such person's name.

     (2) Percentage calculated based on 3,994,456 shares of Common Stock outstanding at December 31, 2001, less 160,544 shares transferred to Interdent, Inc. pursuant to the sale of Dental Care Alliance as described in Item 13 "Certain Relationships and Related Transaction." Such 160,544 shares have not been cancelled. Shares of Common Stock subject to options, warrants and convertible notes and other purchase rights currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2001 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

     (3) Includes options to purchase 6,257 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2001.

     (4) Includes options to purchase 42,051 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2001.

     (5) Includes 36,751 shares of Common Stock subject to repurchase by the Company at $1.35, expiring in 2006.

     (6) Includes options to purchase 7,876 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2001.

     (7) Includes options to purchase 16,030 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2001.

     (8) Includes 622,814 shares beneficially owned by J.P. Morgan Partners ("23A SBIC"), LLC, which was formerly known as CB Capital Investors, L.P., ("JPM 23A SBIC"). Mr. Green, as a Managing Director of J.P. Morgan Partners (23A SBIC Manager), Inc., ("JPM 23A SBIC Manager"), the managing member of JPM 23A SBIC, may be deemed to share voting and dispositive power with respect to such shares. Mr. Green disclaims beneficial ownership of those shares to the extent they exceed his pecuniary interest in the non-managing member of JPM 23A SBIC.

     (9) Includes 566,237 shares beneficially owned by Sprout Growth II, L.P. and Sprout Capital VII, L.P., of which Mr. Finzi is a general partner. Includes 81,325 beneficially owned by Sprout CEO, L.P., DLJ Capital Corp., and DLJ First ESC LLP each of which is affiliated with Sprout Growth II, L.P. and Sprout Capital VII, L.P., as discussed in footnote 12 below. As general partner of certain related entities within this group, Mr. Finzi may be deemed to share voting and dispositive power with respect to these shares. Mr. Finzi disclaims beneficial ownership of these shares. Includes 7,010 shares of Common Stock subject to repurchase by the Company at $2.70, expiring in 2006.

     (10) Excludes 159,518 shares owned by Crescent International Holdings, Ltd., which is indirectly owned by a company of which Mr. Raucci's spouse is a director. Mr. Raucci disclaims beneficial ownership of these shares.

     (11) Consists of 622,814 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. The managing member of JPM 23A SBIC is JPM 23A SBIC Manager, a wholly-owned subsidiary of JPMorgan Chase Bank.

     (12) Includes 372,636 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. DLJ Capital Corp. is the Managing General Partner of each of The Sprout CEO Fund, L.P., Sprout Growth II, L.P. and Sprout Capital VII, L.P. and has voting and investment control over the shares held by each of these three stockholders. DLJ Capital Corp. is a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc., which has voting and investment control over DLJ Capital Corp. DLJ LBO Plans Management Corporation is the manager of DLJ First ESC. DLJ LBO Plans Management Corporation is an indirect wholly-owned subsidiary of DLJ, Inc., which has voting and investment control over DLJ LBO Plans Management Corporation.

     (13) Includes 354,167 shares of Common Stock issuable upon conversion of warrants at a price of $20.88 per share.

     (14) Includes 36,751 and 7,010 shares of Common Stock subject to repurchase by the Company at $1.23 and $2,70, respectively, expiring in 2006. Also includes 995,449 shares issuable upon conversion of convertible notes or preferred stock or upon exercise of warrants and options to purchase 72,214 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2001

Item 13.  Certain Relationships and Related Transactions.

Effective May 31, 2001, the Company completed the sale of its east coast division to Mon Acquisition Corp., a company led by Steven Matzkin, DDS, current member of the Board of Directors and former President and Chief Dental Officer of the Company. The assets in the sale (the "East Coast Assets") included the stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and assets used in the operation and management of certain dental practices in Maryland, Virginia and Indiana. The transaction also included the assets associated with the notes receivable from the officers of DCA as discussed below. The total consideration for the sale was $36,000,000 less the assumption of related debt and operating liabilities, plus 160,544 shares of Company Common Stock.

Upon the two-year anniversary of the transaction close, the Company shall have the right to repurchase the East Coast Assets, based upon a multiple of earnings and subject to a minimum price, as defined in the agreement. In connection with the sale of assets, the Company entered into a five-year license of its proprietary practice management system in exchange for $2,554,000, payable in installments, subject to negotiations for additional term extensions. The parties also entered into the transition services agreement dated as of May 16, 2001 and a business collaboration agreement dated as of April 17, 2001 effective June 1, 2001 delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems and other similar operational matters.

In connection with the termination of Dr. Matzkin as President and Chief Dental Officer of the Company as a result of the sale of the East Coast Assets, the Company entered into a Consulting Agreement with Dr. Matzkin, expiring May 2010. Under the terms of the agreement, Dr. Matzkin agreed to provide strategic counseling, advice and other consulting services (the "Services") to the Company from time to time as requested by the Company. Dr. Matzkin shall not be required to provide any Services requiring more than three (3) hours per month of his time, and such Services shall not require any travel, unless otherwise agreed to in writing by the parties. As full compensation for the Services, the Company agreed that during the course of the agreement Dr. Matzkin's consulting shall be deemed to constitute continuous service under the Company's various stock option plans pursuant to which Dr. Matzkin has been granted options as of the date of the agreement, such that all such options shall remain in full force and effect in accordance with their respective terms, as amended.

In fiscal year 2000, Messrs. Fiore, Matzkin and Sadler executed interest-bearing secured promissory notes payable to the Gentle Dental Management, Inc. in the amounts of $5,000,000, $5,000,000 and $400,000, respectively. The notes represent amounts advanced to the officers to induce such officers to continue their employment with Company. The notes are due in full at various dates in May and June 2004 or earlier upon voluntary termination of employment or termination with cause, payable in cash or by delivery of common stock and/or options with varying minimum per share values. The notes executed by Mr. Fiore bear interest at the rate of 6.4%, compounded annually and the notes executed by Messrs. Matzkin and Sadler bear interest at the rate of 10.2%, compounded annually. Messrs. Fiore, Matzkin, and Sadler pledged 55,500, 138,372 and 29,171 shares of the Company's Common Stock, respectively, and Mr. Fiore pledged all granted but unexercised options as of such date under pledge and security agreements executed in connection with the notes to secure the respective officers performance of his obligations under the notes. At the time the notes and pledge and security agreements were entered into between the Company and the above-named officers, the per share trading price of the Company's Common Stock ranged from $20.22 to $24.36. As originally expected, the notes were full recourse until May 2002 and June 2002 or earlier upon voluntary termination of employment or termination with cause, at which time recourse would have been limited to the common stock and options described above that are pledged as collateral. For Mr. Fiore, the total notes became non-recourse pursuant to his termination of employment by the Company without cause. The notes to Dr. Matzkin were sold along with other assets in connection with the Company's completed sale of its East Coast Assets.

In April 1, 1997, Mr. Fiore was granted stock options by GMS Dental Group, Inc. exercisable for 750,000 shares of GMS Dental Group, Inc. common stock at an aggregate exercise price of $150,000. On the same date, Mr. Fiore exercised the option for all such shares. The exercise price was paid in the form of a secured promissory note in the principal amount of $150,000, which bears annual interest at the rate of 6.84% compounded annually. Pursuant to his Confidential Separation and Release Agreement dated September 5, 2001, the Company's only recourse with respect to the note is against all securities pledged as collateral for the note.

Pursuant to the GMS Dental Group, Inc. (predecessor entity) Founder Stock Purchase Agreement dated August 31, 1996, Mr. Sadler purchased shares of the company's common stock in the form of a secured promissory note in the principal amount of $88,868, which bears annual interest at the rate of 6.84% compounded annually. The underlying common shares serve as pledged collateral under the Security Agreement. Mr. Sadler also has a full-recourse promissory note dated December 31, 2001 in the amount of $109,707, which bears an annual interest rate of 10.2%, payable in semi-monthly payments through January 2003.

Mr. Robert Finzi is a general partner in Sprout Growth II, L.P. and Sprout Capital VII, L.P. Mr. Eric Green is a Managing Director of the managing member of J.P. Morgan Partners (23A SBIC), LLC. At December 31, 2001, these entities, along with certain other affiliated entities, were holders of approximately $29,295,000 of the Company's issued convertible subordinated notes ("Convertible Notes"). In April 2001, the Company entered into an amendment to the Convertible Notes. Under the amendment the lenders waived the cross-default provision that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company agreed to reduce the conversion price of the notes from $55.26 to $39.00.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

                                    INTERDENT, INC.

                                    By:      H. WAYNE POSEY
                                             ---------------------------------
                                             H. Wayne Posey
                                             Chief Executive Officer