Form 10-Q
period 2002-03-31
INTERDENT INC
filed 2002-05-15
CIK 1072765

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 10, 2002, 4,010,503 shares of the issuer's common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTERDENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share amounts)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$10,022	$7,189
Accounts receivable, net	19,948	20,092
Management fees receivable	593	581
Supplies inventory	3,673	3,613
Prepaid and other current assets	4,559	4,051

Total current assets	38,795	35,526

Property and equipment, net	20,045	20,945
Intangible assets, net	147,914	147,532
Other assets	3,401	3,021

Total assets	$210,155	$207,024

Liabilities, Redeemable Common Stock and Shareholders' Equity
Current liabilities:
Accounts payable	$7,085	$7,996
Accrued payroll and payroll related costs	11,786	9,022
Other current liabilities	12,069	11,187
Current portion of long-term debt and capital lease obligations	15,109	13,666

Total current liabilities	46,049	41,871

Long-term liabilities:
Obligations under capital leases, net of current portion	1,085	1,251
Long-term debt, net of current portion	119,279	119,738
Convertible senior subordinated debt	35,891	35,058
Other long-term liabilities	1,745	1,871

Total long-term liabilities	158,000	157,918

Total liabilities	204,049	199,789

Redeemable common stock, $0.001 par value, 17,286 and 17,905 shares issued and outstanding in 2002 and 2001, respectively	997	1,047

Shareholders' equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock—Series A, 100 shares authorized and outstanding	1	1
Convertible Preferred stock—Series B, 70,000 shares authorized, zero shares issued and outstanding	—	—
Preferred stock—Series C, 100 shares authorized, zero shares issued and outstanding	—	—
Convertible Preferred stock—Series D, 2,000,000 shares authorized, 1,628,663 shares issued and outstanding	12,089	12,089
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,976,551 shares issued and outstanding in 2002 and 2001	4	4
Additional paid-in capital	76,502	76,502
Shareholder note receivable	(196)	(184)
Accumulated deficit	(83,291)	(82,224)

Total shareholders' equity	5,109	6,188

Total liabilities, redeemable common stock and shareholders' equity	$210,155	$207,024

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues:
Dental practice net patient service revenue	$63,361	$71,826
Net management fees	197	11,533
Licensing and other fees	167	219

Total revenues	63,725	83,578

Operating expenses:
Clinical salaries, benefits, and provider costs	30,956	35,539
Practice non-clinical salaries and benefits	8,496	11,720
Dental supplies and lab expenses	7,267	10,919
Practice occupancy expenses	3,309	4,961
Practice selling, general and administrative expenses	4,801	8,101
Corporate selling, general and administrative expenses	4,237	3,223
Stock compensation expense	73	891
Depreciation and amortization	1,009	3,215

Total operating expenses	60,148	78,569

Operating income	3,577	5,009

Nonoperating income (expense):
Interest expense, net	(4,454)	(5,487)
Other, net	(160)	8

Nonoperating expense, net	(4,614)	(5,479)

Loss before income taxes	(1,037)	(470)
Provision for income taxes	30	50

Net loss	(1,067)	(520)
Accretion of redeemable common stock	—	(1)

Net loss attributable to common stock	$(1,067)	$(521)

Loss per share attributable to common stock—basic and diluted	$(0.28)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,067)	$(520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,009	3,215
Loss on disposal of assets	259	8
Non-employee stock options granted and stock issued for fees and compensation	—	2
Amortization of stock compensation expense	—	891
Interest income on shareholder notes	(12)	(3)
Notes issued as interest payment-in-kind and other accrued interest	2,263	561
Interest amortization on deferred financing costs and discounted debt	295	385
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	144	(496)
Management fees receivable	(12)	(500)
Supplies inventory	(60)	34
Prepaid expenses and other current assets	1,665	1,800
Other assets	(177)	(215)
Accounts payable	(911)	3,267
Accrued payroll and payroll related costs	1,402	(845)
Accrued merger and restructure	(76)	(102)
Other liabilities	1,538	643

Net cash provided by operating activities	6,260	8,125

Cash flows from investing activities:
Purchase of property and equipment	(367)	(716)
Net payments received on notes receivable from professional associations	—	61
Net advances to professional associations	—	(1,219)
Cash paid for acquisitions and earn-outs, including direct costs, net of cash acquired	(833)	(1,533)

Net cash used in investing activities	(1,200)	(3,407)

Cash flows from financing activities:
Net proceeds from credit facilities	—	580
Payments on long-term debt and obligations under capital leases	(1,704)	(1,028)
Payments of deferred financing costs	(498)	(172)
Exercise of put rights	(25)	(51)

Net cash used in financing activities	(2,227)	(671)

Increase in cash and cash equivalents	2,833	4,047
Cash and cash equivalents, beginning of period	7,189	5,293

Cash and cash equivalents, end of period	$10,022	$9,340

Cash paid for interest	$2,150	$3,596

Cash (refunded) paid for income taxes	$—	$(1,437)

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC. AND SUBSIDIARIES
March 31, 2002 and 2001
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

        The Company is a provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The Company provides management services to affiliated PAs under long-term management service agreements ("MSAs"). Under the MSAs, the Company bills and collects patient receivables and provides administrative and management support services. Each PA is responsible for employing and directing the professional dental staff and providing all clinical services to the patients. The dentists employed through the Company's network of affiliated dental associations provide patients with affordable, comprehensive dentistry services, which include general dentistry, endodontics, oral pathology, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

        Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement ("SAA"). Subsequent to the sale of DCA, under all of the SAAs entered into except for one, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a thousand dollars or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, the Company consolidates all the accounts of those PAs in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient service revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

        Each of the DCA SAAs entered into with the PAs did not have the nominal price provision. Also, subsequent to the DCA sale one remaining SAA entered into with a PA does not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the condensed consolidated statements of operations exclude the net patient service revenues and expenses of these PAs. Rather, the condensed consolidated statements of operations include only the Company's net management fee revenues generated and expenses associated with providing services under the MSAs.

Liquidity

        The Company experienced losses attributed to common stock of $1,067 during the three months ended March 31, 2002 and for fiscal years 2001 and 2000, $35,080 and $48,712, respectively. Contributing to these significant losses are certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which the Company believes are unusual in nature. Although the Company has experienced significant losses over the last two years due to these unusual charges, the Company's dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $6,260 for the three months ended March 31, 2002 and for fiscal years 2001 and 2000, $19,379 and $9,545, respectively.

        During 2001 the Company hired an advisor to review the Company's operations to determine whether improvements could be made, which could be implemented in the near and long term. The advisor, along with Company personnel, reviewed such strategies as revenue enhancements, modifications to managed care contracts, reduction of headcount at dental office and corporate locations, and savings from procurement efficiencies. As a result of this review, a number of initiatives to improve operations were implemented in late 2001 and early 2002. These initiatives are projected to increase cash flow in 2002 and in future periods through the Company's emphasis on increasing same store revenues and curtailing direct operating costs. Through March 31, 2002, the Company has met these projections.

        These initiatives and the projected improvements in operations and cash flows played a vital role in the Company's ability to negotiate modifications to its credit agreement that was consummated on April 15, 2002, as more fully described in Note 5. These modifications resulted in a permanent waiver of past covenant violations, and reset the covenants to levels which the Company's projections indicate will be met through March 31, 2003. The Company also incurred certain fees and expenses, and the interest rate was increased by 1.0%. In addition, the principal amortization schedule was significantly modified such that approximately $20,700 of payments due through March 31, 2003 were deferred until the second quarter 2003, and only $900 of principal payments are due through March 31, 2003. The Company paid the $2,397 scheduled installment due April 1, 2002.

        The Company believes that it will be able to make all scheduled debt payments through March 31, 2003, and those due under its earn-out agreements, along with meeting its other obligations. Further, the Company has significant debt due beginning April 1, 2003, which must be refinanced, modified, or otherwise retired with the proceeds of other financing or capital transactions. There can be no assurance that the Company will meet its obligations through March 31, 2003, and that any such financing will be available or available on terms acceptable to the Company.

Interim reporting

        The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of Company results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in Form 10-K filed on April 16, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the entire year.

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

        Net patient revenues include amounts received under capitated managed care contracts from certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of March 31, 2002. Total revenues subject to regulatory review and oversight by various state agencies were $12,063 and $11,574 for the three months ended March 31, 2002 and 2001, respectively.

Accounts receivable

        Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payors contracts. Payments under these programs are primarily based on predetermined rates. In addition, a provision for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. These contractual allowances, discounts and allowance for doubtful accounts are deducted from accounts receivable in the accompanying condensed consolidated balance sheets. The discounts and allowances are determined based upon historical realization rates, the current economic environment and the age of accounts. Changes in estimated collection rates are recorded as a change in estimate in the period the change is made.

Intangible assets

        Intangible assets result primarily from the excess of cost over the fair value of net tangible assets purchased. Such intangibles primarily relate to MSAs and goodwill associated with dental practice acquisitions. Intangibles relating to MSAs consist of the costs of purchasing the rights to provide management support services to PAs over the initial noncancelable terms of the related agreements, usually 25 to 40 years. The MSAs can be perpetually extended by virtue of the SAAs entered into by the Company with each PA. Under these agreements, the PAs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company, which is the exclusive administrator of all non-dental aspects of the acquired PAs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements are noncancelable except for performance defaults. Through December 31, 2001, the Company's intangible assets were amortized on the straight-line method, ranging from 5 years for service mark to 25 years for MSAs and goodwill.

        In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which became effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. As a result, the Company's service mark, MSAs and goodwill intangible assets are no longer being amortized. The tests for measuring impairment under SFAS 142 are more stringent than previous tests required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." During 2002, the Company will perform the first of the required tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. These tests could result in a charge for impairment that although non-cash, may have a material adverse effect on our results of operations.

        During 2002, the Company did not record amortization on its intangible assets as all such assets are determined to have indefinite lives. The following table reflects comparable pro forma results of operations for the three months ended March 31, 2002 and 2001 as though the adoption of the non-amortization provisions of SFAS 142 occurred as of January 1, 2001:

	Three Months Ended March 31,
	2002	2001
Net income (loss) attributed to common stock:
As reported	$(1,067)	$(521)
Amortization of indefinite lived intangible assets	—	1,640

Pro forma	$(1,067)	$1,119

Net income (loss) per share attributable to common stock
As reported—basic	$(0.28)	$(0.13)
Pro forma—basic	(0.28)	0.28
As reported—diluted	(0.28)	(0.13)
Pro forma—diluted	$(0.28)	$0.26

Long-lived assets

        The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the assets to their fair value as determined from expected future discounted cash flows. No impairment of long-lived assets was recorded during the three months ended March 31, 2002 and 2001.

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

        The remaining non-amortized outstanding balance of the advances to DCA officers of $4,600 was sold in connection with the sale of DCA. Also, during the third quarter of 2001, the entire unamortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

        Also, in connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $182 were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense since the note was converted to non-recourse pursuant to the severance agreement with the officer.

Net loss per share

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

        For the three months ended March 31, 2002, and 2001, dilutive potential common shares of approximately 2,300,000 and 2,800,000, respectively, consisting of convertible subordinated debt, convertible preferred stock, and the exercise of certain options and warrants have been excluded from the computation of diluted income per share as their effect is anti-dilutive.

        The following table summarizes the computation of net loss per share:

	Three Months Ended March 31,
	2002	2001
Net loss attributable to common stock	$(1,067)	$(521)

Outstanding share reconciliation:
Weighted average common shares outstanding	3,833,313	3,998,923
Contingently repurchaseable common shares	—	(59,703)

Outstanding basic and diluted shares	3,833,313	3,939,220

Loss per share attributable to common stock—basic and diluted	$(0.28)	$(0.13)

Segment reporting

        The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as each of the affiliated dental practices is evaluated individually by the chief operating decision maker and considered to have similar economic characteristics, as defined in the pronouncement, and therefore are aggregated.

Income taxes

        Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded for the three months ended March 31, 2002 and 2001 represents the Company's estimate of state income tax payable. The Company has a valuation allowance to offset the entire amount of federal and state tax benefit of loss carryforwards.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial position or results of operations.

(3)  REVENUES

        Revenues consist primarily of PA net patient service revenue and Company net management fees. Net patient service revenue represents the consolidated revenue of the PAs at normal and customary rates from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged under MSAs to the unconsolidated PAs on an agreed-upon percentage of the PAs net patient service revenue, net of provisions for contractual adjustments and doubtful accounts.

        The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

	Three Months Ended March 31,
	2002	2001
Dental practice net patient service revenue—all PAs	$63,669	$90,453
Less: Dental practice net patient service revenue—unconsolidated PAs	(308)	(18,627)

Reported practice net patient service revenue	$63,361	$71,826

Dental practice net patient service revenue—unconsolidated PAs	$308	$18,627
Less: Amounts retained by dentists	(111)	(7,094)

Net management fees	$197	$11,533

(4)  DENTAL PRACTICE AFFILIATIONS AND DISPOSITIONS

Dental practice affiliations

        In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash paid of $672 during the three months ended March 31, 2002, the Company also converted $1,067 of amounts due under earn-out agreements into long-term notes payable. As of March 31, 2002, future anticipated earn-out payments of $2,860 are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $6,000 and $9,000 from April 2002 to December 2004, which is expected to be paid in a combination of cash and notes.

Dental practice dispositions

        Effective May 31, 2001, the Company completed the sale of its east coast division to Mon Acquisition Corp., a group led by Steven Matzkin, DDS, former president of the Company. The assets in the sale (the "East Coast Assets") included the stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and assets used in the operation and management of certain dental practices in Maryland, Virginia and Indiana. The transaction also included the assets associated with the notes receivable made by officers of DCA as discussed in note 6. The total consideration was $36,000 less the assumption of related debt and operating liabilities.

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

        In the second half of 2001, the Company also disposed of six under performing dental locations.

(5)  DEBT

        In April 2001, the Company entered into amendments to its existing senior revolving credit facility (the "Credit Facility") to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing.

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

        On October 1, 2001, the Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, the Company entered into an amendment to the existing Credit Facility. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7,214, which began on October 1, 2001. In connection with these modifications, the Company accrued as note principal the remaining $1,000 due as a result of the amendment in 2001 as discussed above, which is payable upon maturity. The Company also agreed to an additional amendment fee of $1,000, with cash of $500 payable at closing and $250 to accrue as additional principal on July 1, 2002 and October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003. The July 1 and October 1, 2002 accrual dates are subject to change, as outlined in the amendment.

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

        Required principal installments are $2,397, which was paid on April 1, 2002, $300 due on July 1, 2002, October 1, 2002, and January 1, 2003, and payments of $7,214 on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments.

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

        In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction comprised 458,333 shares of common stock valued at $11,000. The debt portion of the transaction comprised a senior subordinated note with a face value of $25,500 (the "Levine Note"). As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company's common.

        In April 2001, the Company entered into an amendment to the Levine Note that met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note was considered extinguished, with a new note issued in its place. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company paid an amendment fee of $2,250, payable in additional notes, increased the payment-in-kind ("PIK") interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $20.88 per share.

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

        In 1998, the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes mature June 2006 and currently bear interest at 8.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 8.0%, which the Company is currently exercising for payment of current interest amounts due. In April 2001, the Company entered into an amendment to the Convertible Notes and the lender waived the cross-default provision that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40

(6)  SHAREHOLDERS' EQUITY

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

        The remaining non-amortized outstanding balance of the advances to DCA officers of $4,600 was sold in connection with the sale of DCA. Also, during the third quarter of 2001, the entire unamortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

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

(7)  CONTINGENCIES

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

(8)  SUBSEQUENT EVENTS

        On April 15, 2002, the Company entered into amendments to its existing Credit Facility and Levine Note, as more fully described in note 5.

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

        Through May 31, 2001, we provided management services to dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also have retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide our proprietary software. As of March 31, 2002 we provided management services to 141 dental offices that employ 536 dentists, including 105 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

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

        Simultaneous to the execution of an MSA with each PA, we also entered into a shares acquisition agreement ("SAA"). Subsequent to the sale of DCA, under all of the SAAs entered into except for one, we have the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of $1,000 or less. Under these SAAs, we have the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under the provisions of EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, we consolidate all the accounts of those PAs in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient service revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

        Each of the DCA SAAs entered into with the PAs did not have the nominal price provision. Also, subsequent to the DCA sale one remaining SAA entered into with a PA does not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the condensed consolidated statements of operations exclude the net patient service revenues and expenses of these PAs. The condensed consolidated statements of operations include only our net management fee revenues generated and expenses associated with providing services under the MSAs.

Critical Accounting Policies and Estimates

        The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis we evaluate these estimates, including those related to carrying value of accounts receivables, intangible and long-lived assets, income taxes and any potential future impairment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Intangibles and long-lived Assets.    Our business acquisitions typically result in intangible and long-lived assets. Effective January 1, 2002, we adopted FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, our service mark, MSAs and goodwill intangible assets are no longer amortized but are reviewed annually for impairment. The determination of the value of such intangible assets, utilized for determining whether impairment exits, requires management to make estimates and assumptions that affect our consolidated financial statements. During 2002, the Company will perform the first of the required tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. These tests could result in a charge for impairment that although non-cash, may have a material adverse effect on our results of operations.

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

Results of Operations

        The following discussion highlights changes in historical revenues and expense levels for the three-month period ended March 31, 2002, compared to the three-month period ended March 31, 2001, as reported in our condensed consolidated financial statements and the related notes thereto appearing elsewhere herein.

Three Months Ended March 31, 2002 Statement of Operations Compared to Three Months Ended March 31, 2001

        Dental Practice Net Patient Service Revenue.    Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 166 such clinical locations through May 31, 2001 and 146 such locations immediately subsequent to the DCA sale transaction, and 139 such locations at March 31, 2002. Dental practice net patient service revenue was $63.4 million for 2002 compared to $71.8 million for 2001, representing a 11.7% decrease.

        This revenue decrease is due to the sale of 21 clinical locations during fiscal 2001, including 15 locations sold as part of the DCA sale on May 31, 2001. For those locations affiliated as of January 1, 2001, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient service revenue for 2002 increased by approximately 2.5% when compared to revenue for 2001.

        Net Management Fees.    Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. The decrease in these revenues, $0.20 million in 2002 as compared to $11.5 million in 2001, is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary. There were 78 such clinical locations through May 31, 2001 and 2 such locations subsequent to the DCA sale transaction.

        Licensing and Other Fees.    We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were approximately $0.20 million for 2002 and 2001.

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

        Practice operating expenses were $54.8 million for 2002 compared to $71.2 million for 2001, representing a 23.0% decrease. The decrease in practice operating expenses is due to the sale of the DCA subsidiary on May 31, 2001 and six clinical locations disposed of throughout the second half of 2001.

        Excluding all revenues and expenses of the offices disposed of during 2001, practice operating expenses at the remaining offices (the "Remaining Offices") for 2002 were 86.0% of total revenue compared to 86.3% for 2001. The practice operating margin at the Remaining Offices for 2002 was 14.0% compared to 13.7% for 2001. The increase in operating margin resulted from increased clinical salaries, benefits and provider costs at the Remaining Offices, offset by decreased nonclinical salaries and benefits, dental and lab supplies, occupancy, and SG&A costs as a percent of revenues. Clinical salaries, benefits, and provider costs at the Remaining Offices as a percentage of revenues was approximately 1.5 percentage points higher for 2002 than 2001. We are seeking to reduce clinical costs as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

        Corporate Selling, General and Administrative Expenses.    Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $4.2 million for 2002 compared to $3.2 million for 2001, representing a 31.3% increase. The increase in total corporate selling, general and administrative expenses is the result of implementation of strategic management initiatives in corporate staffing levels in our accounting and finance, plan management, operations, human resource, and other corporate support departments to leverage cost effective solutions in solving the infrastructure needs of the Company.

        Stock Compensation Expense.    During the second and third quarter of 2000, we advanced $11.5 million under notes which became non-recourse after two years to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance was recorded as deferred compensation in shareholders' equity in the Condensed Consolidated Balance Sheets. The deferred compensations was being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of deferred compensation associated with the advances to DCA officers at the time of the sale transaction was $4.6 million. During the third quarter of 2001, the entire remaining unamortized balance of deferred compensation was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

        In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of approximately $0.20 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000, we also provided a stock based incentive program to certain employees.

        For 2002, we recorded total stock compensation expense of $0.07 million as compared to $0.89 million for 2001.

        Depreciation and Amortization.    Depreciation and amortization was $1.0 million for 2002 compared to $3.2 million for 2001. Of this decrease of $2.2 million, $0.54 million is due to depreciation and amortization associated with the sale of DCA and $1.6 million as a result of the implementation of FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible

Assets", which eliminated the amortization of our intangible assets as discussed in note 2 to the accompanying condensed consolidated financial statements.

        Interest Expense.    Interest expense, net of interest income, was $4.5 million for 2002 compared to $5.5 million for 2001. This decrease in interest expense was due to our overall reduction in outstanding borrowings under our credit facility (the "Credit Facility") as a result of the principal payments made in 2001 in connection with the sale of DCA. We also benefited from the easing of interest rates by the Federal Reserve in 2001. During 2002, we paid interest of $2.2 million as interest payment-in-kind ("PIK"), represented in additional notes, as compared to $0.56 million PIK notes for 2001.

        In April 2002, we have entered into additional amendments to our outstanding Credit Facility and Levine Notes, as further described in note 5 to the condensed consolidated financial statements. These amendments are expected to increase our borrowing costs due to anticipated escalations in interest rates.

        Provision for Income Taxes.    Our statutory tax rate for federal and state purposes is approximately 40%. The income tax expense of $0.03 million for 2002 and $0.05 million for 2001 represents our estimated state tax payable. We expect to utilize existing loss carryforwards to offset any federal tax payable for 2002 and 2001.

Liquidity and Capital Resources

Liquidity

        We have experienced losses attributed to common stock of $1.1 million the quarter ended March 31, 2002 and for fiscal years ended 2001 and 2000, $35.1 million and $48.7 million, respectively. Contributing to these significant fiscal losses are certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which we believe are unusual in nature. Although we have experienced losses over the two years ended December 31, 2001 due to these unusual charges, our dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $6.3 million for the quarter ended March 31, 2002 and for fiscal years ended 2001 and 2000, $19.4 million and $9.5 million, respectively.

        During 2001, we hired an advisor to review our operations to determine whether improvements could be made, which could be implemented in the near and long term. The advisor, along with our personnel, reviewed such strategies as revenue enhancements, modifications to managed care contracts, reduction of headcount at dental office and corporate locations, and savings from procurement efficiencies. As a result of this review, a number of initiatives to improve operations were implemented in late 2001 and early 2002. These initiatives are projected to increase cash flow in 2002 and in future periods through our emphasis on increasing same store revenues and curtailing direct operating costs. Through March 31, 2002, we have met these projections.

        These initiatives and the projected improvements in operations and cash flows played a vital role in our ability to negotiate modifications to our credit agreement that was consummated on April 15, 2002, as more fully described in Note 5 to the notes to the condensed consolidated financial statements. These modifications resulted in a permanent waiver of our past covenant violations, and reset the covenants to levels, which our projections indicate will be met throughout all of 2002. We also incurred certain fees and expenses, and the interest rate was increased by 1%. In addition, the principal amortization schedule was significantly modified such that approximately $20.7 million of payments due through March 31, 2003 were deferred until the second quarter 2003, and only $0.90 million of principal payments are due through March 31, 2003. We paid the $2.4 million scheduled installment due April 1, 2002.

        Management believes that we will be able to make all scheduled debt payments through March 31, 2003, and those due under earn-out agreements, along with meeting other obligations. Further, we have significant debt due beginning April 1, 2003, which must be refinanced, modified, or otherwise retired with the proceeds of other financing or capital transactions. There can be no assurance that we will meet its obligations through March 31, 2003, and that any such financing will be available or available on terms acceptable to InterDent.

Current Financial Condition and Cashflows

        At March 31, 2002, cash and cash equivalents were $10.0 million, representing a $2.8 million increase in cash and cash equivalents from $7.2 million at December 31, 2001. The increase is due to strong accounts receivable cash receipts for the quarter ended March 31, 2002, which were approximately $3.6 million higher than cash receipts for the fourth quarter of 2001. Additionally, we received the final $1.4 million installment from DCA in connection with the licensing agreement, as discussed in note 4 in the condensed consolidated financial statements. Our working capital deficit at March 31, 2002 of $7.3 million represents an increase from a working capital deficit at December 31, 2001 of $6.3 million.

        Net cash provided by operations amounted to $6.2 million for 2002 compared to $8.1 million for 2001. The decrease in net cash provided by operations is primarily attributed to a net use in cash of $4.2 million in accounts payable activity between the two periods. This accounts payable use of cash was offset by $1.7 million in increased interest paid in PIK notes in 2002, and $2.2 million in accrued payroll. Additionally, during 2001 we received an income tax refund of $1.4 million.

        Net cash provided by investing activities was $1.2 million for 2002 as compared to cash used of $3.4 million for 2001. Included in the investing activities for 2002 is cash paid of $0.83 million for earnout payments on affiliated dental practice acquisitions that closed in prior years. Cash paid for earnouts and acquisition closing costs were $1.5 million for 2001. We also paid $0.37 million for property and equipment for 2002 compared to $0.72 million for 2001. There were no advances to unconsolidated affiliated practices in 2002 and $1.2 million for 2001. Advances consisted primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We advanced funds to these certain PAs during the initial years of operations, until the PA owner could repay the seller debt, and the operations improve. Such advances entirely related to our DCA division facilities, which were eliminated upon consummation of the DCA stock sale transaction in May 2001.

        Net cash used in financing activities was $2.2 million for 2002, comprising of $1.7 million in debt payments and $0.50 million for payments of deferred financing costs associated with the amendment to the Credit Facility and Levine Note that consummated in April 2002. Cash used in financing activities for 2001 was $0.67 million and primarily related to net debt payments.

        In connection with certain completed affiliation transactions, we have agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash paid of $0.67 million during 2002, we also converted $1.1 million of amounts due under earn-out agreements into long-term notes payable. As of March 31, 2002, future anticipated earn-out payments of $2.9 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is between $6.0 million and $9.0 million from April 2002 to December 2004, which is expected to be paid in a combination of cash and notes

Outstanding Debt and Other Financing Arrangements

  Credit Facility Term Note

        In April 2001, we entered into amendments to its existing senior revolving credit facility (the "Credit Facility") to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing.

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

        On October 1, 2001, our Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, we entered into an amendment to our Credit Facility, which has an outstanding balance of $79.4 million. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7.2 million, which began on October 1, 2001. In connection with these modifications, we accrued as note principal the remaining $1.0 million due as a result of an amendment conducted in April 2001, which is payable upon maturity. We also agreed an additional amendment fee of $1.0 million, with cash of $0.50 million payable at closing and $0.25 million to accrue as additional principal on July 1, 2002 and October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003. The July 1 and October 1, 2002 accrual dates are subject to change, as outlined in the amendment.

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

  Senior Subordinated Notes

        In June 2000, we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement (the "Securities Purchase Agreement"). The equity portion of the transaction comprised 458,333 shares of common stock valued at $11.0 million. The debt portion of the transaction comprised a senior subordinated note with a face value of $25.5 million (the "Levine Note"). As part of the transaction with Levine, we also issued a warrant to purchase 354,167 shares of the Company's common.

        In April 2001, we entered into an amendment to the Levine Note that met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note was considered extinguished, with a new note issued in its place. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we paid an amendment fee of $2.3 million, payable in additional notes, increased the payment-in-kind ("PIK") interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $20.88 per share.

        In April 2002, we entered into an additional amendment to the Levine Note. In connection with the amendment, the lender reset all covenants for 2002 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we agreed to pay an amendment fee of $2,000, payable in additional notes and increase the PIK interest rate by one-half percentage point.

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

  Convertible Subordinated Notes

        In 1998, we issued $30 million of subordinated convertible notes ("Convertible Notes"). The Convertible Notes mature June 2006 and currently bear interest at 8.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 8.0%, which we are currently exercising for payment of current interest amounts due. In April 2001, we entered into an amendment to the Convertible Notes and the lender waived the cross-default provision that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40

  Preferred and Common Stock

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

        The Company's presently authorized Preferred Stock rank senior to outstanding Common Stock. The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Notes as discussed above. The Series B Preferred Stock conversion provision of the Convertible Notes has expired. Accordingly, although the Series B Preferred Stock is authorized, the Company does not expect any such shares to ever be issued. Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Note issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction. The Company does not expect any shares of Series C Preferred Stock to be issued. The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares Common Stock the Series D Preferred Stock is convertible into. The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

        A total of 36,920 and 56,541 outstanding shares of Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase by us at the original issue price at our election.

Dental Location Dispositions

        Effective May 31, 2001, we also completed the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia and Indiana. The transaction also includes the assets associated with the notes receivable made to officers of DCA as discussed in the notes to the Consolidated Financial Statements. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA, based upon a multiple of EBITDA subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement for $2.6 million in cash, payable in installments, for use of our proprietary practice management system, subject to negotiations for additional term extensions. Such amount is recorded as deferred revenues and amortized over the life of the agreement. The parties also entered into the transition services agreement and a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

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

        At March 31, 2002, we had $81.8 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would have been approximately $0.2 million for the three-months ended March 31, 2002. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $87.2 million are at fixed rates of interest.

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

Item 3. Defaults Upon Senior Securities

        As of December 31, 2001, the Company was in default under its existing senior revolving Credit Facility and Levine Note due to failure to meet certain financial ratio covenants. In April 2002, we entered into an amendment to our Credit Facility and Levine Note, which, among other provisions, waived the defaults that existed at December 31, 2001 and reset all covenants for 2002 and subsequent years. For further information, see note 5 to the condensed consolidated financial statements.

Item 5. Other Information

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
    1525 W. WT Harris Blvd., 3C3
    Charlotte, North Carolina 28288-1153
    Telephone Numbers: 704/590-0394, or toll-free 800/829-8432

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        No reports on Form 8-K were filed in the three months ended March 31, 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC. (Registrant)
Date:	May 14, 2001	By:	/s/ H. WAYNE POSEY H. Wayne Posey Chief Executive Officer
		By:	/s/ L. THEODORE VAN EERDEN L. Theodore Van Eerden Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited, in thousands, except share amounts)
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited, in thousands, except per share amounts)
INTERDENT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
INTERDENT, INC. AND SUBSIDIARIES March 31, 2002 and 2001 Notes to Condensed Consolidated Financial Statements (Unaudited, in thousands, except per share and share amounts)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II—OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 5. Other Information
SIGNATURES