Form 10-Q
period 2002-06-30
INTERDENT INC
filed 2002-08-14
CIK 1072765

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to _______________________

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

                             Yes     X     No


As of July 17, 2002, 4,019,586 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Unaudited, in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  June 30,           December 31,
                                         Assets                                                     2002                 2001
                                                                                              ------------------   -----------------
Current assets:
    Cash and cash equivalents                                                              $             5,608  $             7,189
    Accounts receivable, net                                                                            18,246               20,092
    Management fees receivable                                                                             602                  581
    Supplies inventory                                                                                   3,810                3,613
    Prepaid and other current assets                                                                     4,531                4,051
                                                                                              ------------------   -----------------
           Total current assets                                                                         32,797               35,526
                                                                                              ------------------   -----------------

Property and equipment, net                                                                             19,260               20,945
Intangible assets, net                                                                                 148,074              147,532
Other assets                                                                                             9,313                3,021
                                                                                              ------------------   -----------------
           Total assets                                                                    $           209,444  $           207,024
                                                                                              ==================   =================

              Liabilities, Redeemable Common Stock and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                       $             5,483  $             7,996
    Accrued payroll and payroll related costs                                                           10,427                9,022
    Other current liabilities                                                                           15,619               11,187
    Current portion of long-term debt and capital lease obligations                                     19,327               13,666
                                                                                              ------------------   -----------------
           Total current liabilities                                                                    50,856               41,871
                                                                                              ------------------   -----------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                               755                1,251
    Long-term debt, net of current portion                                                             116,648              119,738
    Convertible senior subordinated debt                                                                36,642               35,058
    Other long-term liabilities                                                                          1,621                1,871
                                                                                              ------------------   -----------------

           Total long-term liabilities                                                                 155,666              157,918
                                                                                              ------------------   -----------------

           Total liabilities                                                                           206,522              199,789
                                                                                              ------------------   -----------------

Redeemable common stock, $0.001 par value, 17,286 and 17,905 shares issued and
  outstanding in 2002 and 2001, respectively                                                               997                1,047
                                                                                              ------------------   -----------------

Shareholders' equity:
    Preferred stock, $0.001 par value, 30,000,000 shares authorized:
       Preferred stock - Series A, 100 shares authorized and outstanding                                     1                    1
       Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
      issued and outstanding                                                                                --                   --
       Preferred stock - Series C, 100 shares authorized, zero shares issued and
      outstanding                                                                                           --                   --
       Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,574,608
      and 1,628,663 shares issued and outstanding in 2002 and 2001                                      11,688               12,089
    Common stock, $0.001 par value, 50,000,000 shares authorized, 4,002,300 and
      3,976,551 shares issued and outstanding in 2002 and 2001, respectively                                 4                    4
     Additional paid-in capital                                                                         76,907               76,502
    Shareholder note receivable                                                                           (199)                (184)
    Accumulated deficit                                                                                (86,476)             (82,224)
                                                                                              ------------------   -----------------
           Total shareholders' equity                                                                    1,925                6,188
                                                                                              ------------------   -----------------
           Total liabilities, redeemable common stock and shareholders' equity             $           209,444  $           207,024
                                                                                              ==================   =================


See accompanying notes to condensed consolidated financial statements.

                                 InTERDENT, INC.
                                and subsidiaries

                 Condensed Consolidated Statements of Operations

                (Unaudited, in thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                   2002         2001         2002          2001
                                                                                -----------   ----------   ----------   -----------
Dental practice net patient service revenue                                    $    64,134   $   68,036   $  127,495   $   139,862
Net management fees                                                                    191        8,021          388        19,554
Licensing and other fees                                                               196          186          363           405
                                                                                -----------   ----------   ----------   -----------

           Total revenues                                                           64,521       76,243      128,246       159,821
                                                                                -----------   ----------   ----------   -----------
Operating expenses:
    Clinical salaries, benefits, and provider costs                                 31,010       34,254       61,966        69,793
    Practice non-clinical salaries and benefits                                      8,310       10,729       16,806        22,449
    Dental supplies and lab expenses                                                 6,565        9,391       13,832        20,310
    Practice occupancy expenses                                                      3,364        4,531        6,673         9,492
    Practice selling, general and administrative expenses                            5,963        6,819       10,764        14,920
    Corporate selling, general and administrative expenses                           3,071        3,518        7,308         6,741
    Stock compensation expense                                                          74          853          147         1,744
    (Gain) loss on dental location dispositions and impairment
      of              long-lived assets                                              (192)        5,934        (192)         5,934
    Depreciation and amortization                                                    1,027        3,208        2,036         6,423
                                                                                -----------   ----------   ----------   -----------
           Total operating expenses                                                 59,192       79,237      119,340       157,806
                                                                                -----------   ----------   ----------   -----------
           Operating income (loss)                                                   5,329      (2,994)        8,906         2,015
                                                                                -----------   ----------   ----------   -----------
Nonoperating expense:
    Interest expense, net                                                          (5,783)      (5,192)     (10,237)      (10,679)
    Debt and equity financing costs                                                     --      (3,886)           --       (3,886)
    Other, net                                                                        (97)         (54)        (257)          (46)
                                                                                -----------   ----------   ----------   -----------
                 Nonoperating expense, net                                         (5,880)      (9,132)     (10,494)      (14,611)
                                                                                -----------   ----------   ----------   -----------
           Loss before income taxes                                                  (551)     (12,126)      (1,588)      (12,596)

Provision for income taxes                                                              30           50           60           100
                                                                                -----------   ----------   ----------   -----------
           Loss before extraordinary item                                            (581)     (12,176)      (1,648)      (12,696)

 Extraordinary loss on debt extinguishments                                        (2,604)      (5,601)      (2,604)       (5,601)
                                                                                -----------   ----------   ----------   -----------
           Net loss                                                                (3,185)     (17,777)      (4,252)      (18,297)
Accretion of redeemable common stock                                                    --           --           --           (1)
                                                                                -----------   ----------   ----------   -----------
           Net loss attributable to common stock                               $   (3,185)   $ (17,777)   $  (4,252)   $  (18,298)
                                                                                ===========   ==========   ==========   ===========
Loss per share attributable to common stock - basic and dilutive               $    (0.83)   $   (4.61)   $   (1.11)   $    (4.70)
                                                                                ===========   ==========   ==========   ===========

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                and subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Six Months Ended June 30,
                                                                                                    2002               2001
                                                                                              -----------------  ------------------
Cash flows from operating activities:
    Net loss                                                                                $           (4,252)$          (18,297)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                                      2,036              6,423
      (Gain) loss on dental location dispositions and impairment of long-lived assets                     (192)             5,934
      Loss on disposal of assets                                                                           402                107
      Non-employee stock options granted and stock issued for fees and compensation                         --                  2
      Amortization of stock compensation expense                                                            --              1,478
      Interest income on shareholder notes                                                                 (15)                (6)
      Notes and warrants issued or accrued for debt amendment fees, interest
        payment-in-kind and accrued interest                                                             6,339              6,016
      Interest amortization on deferred financing costs and discounted debt                              1,903              7,475
      Change in assets and liabilities, net of the effect of acquisitions:
       Accounts receivable, net                                                                          1,840                 42
       Management fees receivable                                                                          (21)              (395)
       Supplies inventory                                                                                 (199)                10
       Prepaid expenses and other current assets                                                           302              1,531
       Other assets                                                                                       (182)              (428)
       Accounts payable                                                                                 (2,513)             3,136
       Accrued payroll and payroll related costs                                                           523                251
       Accrued merger and restructure                                                                     (156)              (207)
        Other liabilities                                                                                1,429               (380)
                                                                                              -----------------  ------------------
                Net cash provided by operating activities                                                7,244             12,692
                                                                                              -----------------  ------------------
Cash flows from investing activities:
    Purchase of property and equipment                                                                    (802)            (2,087)
    Proceeds from sale of property and equipment                                                            --                 33
    Net payments received on notes receivable from professional associations                                --                103
    Net advances to professional associations                                                               --             (3,163)
    Proceeds from disposition of dental locations                                                          600             22,141
    Cash paid for acquisitions and earn-outs, including direct costs, net of cash                       (1,242)            (3,580)
      acquired
                                                                                              -----------------  ------------------
                Net cash (used in) provided by investing activities                                     (1,444)            13,447
                                                                                              -----------------  ------------------
Cash flows from financing activities:
    Net payments on credit facility                                                                     (2,397)           (22,804)
    Payments on long-term debt and obligations under capital leases                                     (3,669)            (2,819)
    Payments of deferred financing costs                                                                (1,294)            (2,301)
    Proceeds from issuance of common and preferred stock                                                     4                 --
    Exercise of put rights                                                                                 (25)              (376)
                                                                                              -----------------  ------------------
                Net cash used in financing activities                                                   (7,381)           (28,300)
                                                                                              -----------------  ------------------
                Decrease in cash and cash equivalents                                                   (1,581)            (2,161)
Cash and cash equivalents, beginning of period                                                           7,189              5,293
                                                                                              -----------------  ------------------
Cash and cash equivalents, end of period                                                    $            5,608 $            3,132
                                                                                              =================  ==================
Cash paid for interest                                                                      $            4,023 $            6,660
                                                                                              =================  ==================
Cash (refunded) paid for income taxes                                                       $               -- $           (1,437)
                                                                                              =================  ==================



See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                and subsidiaries

                             June 30, 2002 and 2001

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

Liquidity

The Company experienced losses attributed to common stock of $4,252 during the six months ended June 30, 2002 and for fiscal years 2001 and 2000, $35,080 and $48,712, respectively. These past significant losses included certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which the Company believes are unusual in nature. Although the Company has experienced significant losses over the last two years due to these unusual charges, the Company's dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $7,244 for the six months ended June 30, 2002 and for fiscal years 2001 and 2000, $19,379 and $9,545, respectively.

During 2001 the Company hired an advisor to review the Company's operations to determine whether improvements could be made, which could be implemented in the near and long term. The advisor, along with Company personnel, reviewed such strategies as revenue enhancements, modifications to managed care contracts, savings from procurement efficiencies, and reduction of headcount at dental office and corporate locations. As a result of this review, a number of initiatives to improve operations were implemented in late 2001 and early 2002. These initiatives are projected to increase cash flow in 2002 and in future periods through the Company's emphasis on increasing same store revenues and curtailing direct operating costs. Through June 30, 2002, the Company has met its earning projections.

These initiatives and the projected improvements in operations and cash flows played a vital role in the Company's ability to negotiate modifications to its credit agreement that was consummated on April 15, 2002, as more fully described in Note 5. These modifications resulted in a permanent waiver of past covenant violations, and reset the covenants to levels, which the Company's projections indicate will be met through March 31, 2003. The Company also incurred certain fees and expenses, and the interest rate was increased by 1.0%. In addition, the principal amortization schedule was significantly modified such that approximately $20,700 of payments due through March 31, 2003 were deferred until the second quarter 2003, and only $7,907 of principal payments are due through June 30, 2003. The Company paid the $2,397 scheduled installment due April 1, 2002.

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

Interim reporting

The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of Company results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in Form 10-K filed on April 16, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the entire year.

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

Net patient revenues include amounts received under capitated managed care contracts from certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of June 30, 2002. Total revenues subject to regulatory review and oversight by various state agencies were $24,897 and $23,407 for the six months ended June 30, 2002 and 2001, respectively.

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

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which became effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. As a result, the Company's service mark, MSAs and goodwill intangible assets are no longer being amortized. The tests for measuring impairment under SFAS 142 are more stringent than previous tests required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of the net assets of the Company exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50,000 to $100,000 will be required, although such analysis in not complete. The Company expects to complete this analysis in the fourth quarter of 2002.

During 2002, the Company did not record amortization on its intangible assets as all such assets are determined to have indefinite lives. The following table reflects comparable pro forma results of operations for the three and six months ended June 30, 2002 and 2001 as though the adoption of the non-amortization provisions of SFAS 142 occurred as of January 1, 2001:

                                                                          Three Months Ended          Six Months Ended
                                                                               June 30,                   June 30,
                                                                          2002          2001          2002         2001
                                                                       ------------  ------------  -----------  -----------
Net loss attributed to common stock:
  As reported                                                        $      (3,185)$   (17,777)  $    (4,252) $  (18,298)
  Amortization of indefinite lived intangible assets                            --       1,786            --       3,426
                                                                       ------------  ------------  -----------  -----------
  Pro forma                                                          $      (3,185)$   (15,991)  $    (4,252) $  (14,872)
                                                                       ============  ============  ===========  ===========

  Net loss per share attributable to common stock - basic and diluted
  As reported                                                        $      (0.83) $      (4.61) $     (1.11) $     (4.70)
  Pro forma                                                          $      (0.83) $      (4.15) $     (1.11) $     (3.82)


Long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the assets to their fair value as determined from expected future discounted cash flows. No impairment of long-lived assets was recorded during the three and six months ended June 30, 2002 and 2001.

Deferred compensation

The Company made advances of $11,500 to certain officers of the Company and provided certain other officers with a minimum guarantee of the value of their stock options in order to retain and provide incentives to such officers. In connection with the advances, such officers issued interest-bearing notes payable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes were included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest were with recourse to the officers until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest became non-recourse, subject only to the underlying pledged collateral.

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

The total advance included loans to certain DCA officers. The non-amortized balance of the advances to DCA officers of $4,600 was sold in connection with the sale of DCA. Also, during the third quarter of 2001, the entire non-amortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

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

For the six months ended June 30, 2002, and 2001, dilutive potential common shares of approximately 2,250,000 and 2,850,000, respectively, consisting of convertible subordinated debt, convertible preferred stock, and the exercise of certain options and warrants have been excluded from the computation of diluted income per share as their effect is anti-dilutive.

The following table summarizes the computation of net loss per share:


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                  2002           2001             2002            2001
                                                              -------------  --------------   --------------  -------------
Loss before extraordinary item                              $         (581)$      (12,176)  $       (1,648) $     (12,696)
Extraordinary loss on debt extinguishments                          (2,604)        (5,601)          (2,604)        (5,601)
Accretion of redeemable common stock                                    --             --               --             (1)
                                                              -------------  --------------   --------------  -------------
       Net loss attributable to common stock                $       (3,185)       (17,777)          (4,252)       (18,298)
                                                              =============  ==============   ==============  =============

Outstanding Shares Reconciliation:
  Weighted average common shares outstanding                     3,848,655      3,888,153        3,841,060      3,943,242
  Contingent returnable common shares                                   --        (32,674)              --        (51,439)
                                                              -------------  --------------   --------------  -------------
       Outstanding basic and diluted shares                      3,848,655      3,855,479        3,841,060      3,891,803
                                                              =============  ==============   ==============  =============

 Loss per share - basic and diluted:
  Before extraordinary item                                 $       (0.15) $        (3.16)  $        (0.43) $       (3.26)
  Extraordinary loss on debt extinguishments                        (0.68)          (1.45)           (0.68)         (1.44)
                                                              -------------  --------------   --------------  -------------
  Attributable to common stock                              $       (0.83) $        (4.61)  $        (1.11) $       (4.70)
                                                              =============  ==============   ==============  =============


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

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded for the three and six months ended June 30, 2002 and 2001 represents the Company's estimate of state income tax payable. The Company has a valuation allowance to offset the entire amount of federal and state tax benefit of loss carryforwards.

Use of estimates

In preparing the financial statements conforming to Generally Accepted Accounting Principals ("GAAP"), we have made estimates and assumptions that affect the following:

o Reported amounts of assets and liabilities at the date of the financial statements;

o Disclosure of contingent assets and liabilities at the date of the financial statements; and

o    Reported amounts of revenues and expenses during the period.

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

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of the net assets of the Company exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50,000 to $100,000 will be required, although such analysis in not complete. The Company expects to complete this analysis in the fourth quarter of 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a significant impact on the Company's financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                    2002             2001           2002           2001
                                                                 ------------     ------------    ----------    -----------
Dental practice net patient service revenue - all PAs         $      64,514   $       80,140   $     128,183 $     170,593
Dental practice net patient service revenue -
 unconsolidated PAs                                                    (380)         (12,104)           (688)      (30,731)
                                                                 ------------     ------------    ----------    -----------
     Reported practice net patient service revenue            $      64,134   $       68,036   $     127,495 $     139,862
                                                                 ============     ============    ==========    ===========

Dental practice net patient service revenue -
 unconsolidated PAs                                           $         380   $       12,104   $         688 $      30,731
Amounts retained by dentists                                           (189)          (4,083)           (300)      (11,177)
                                                                 ------------     ------------    ----------    -----------
     Net management fees                                      $         191   $        8,021   $         388 $      19,554
                                                                 ============     ============    ==========    ===========




(4) DENTAL PRACTICE AFFILIATIONS AND DISPOSITIONS

Dental practice affiliations

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' future consideration. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash earn-out payments of $938 during the six months ended June 30, 2002, the Company also converted $1,067 in earn-out amounts due into long-term notes payable. As of June 30, 2002, future anticipated earn-out payments of $2,814 are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $5,000 and $6,000 from July 2002 to December 2005, which is expected to be paid in a combination of cash and notes.

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


In the second half of 2001, the Company disposed of six under performing dental locations. The Company also disposed of one additional dental location in June 2002.


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

Required principal installments are $2,397, which was paid on April 1, 2002, $300 due on July 1, 2002, October 1, 2002, January 1, 2003, and payments of $7,214 on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. Accordingly, $207 of the $300 due on October 1, 2002 was paid in July as a result of the disposition of one dental location in June 2002.

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

The 2002 amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, in the second quarter of 2002 the Company recorded an extraordinary loss of approximately $2,604. The extraordinary loss represents amendment fees of $2,000 incurred to extinguish the original Credit Facility and $604 for the write-off of the non-amortized portion of deferred financing costs associated with the original note agreement. Professional fees and bank PIK fees paid, or anticipated to be paid, of $5,902 for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility. At June 30, 2002 $4,428 in anticipated future PIK fees are included in other current liabilities.

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

In April 2002, the Company entered into an additional amendment to the Levine Note. In connection with the amendment, the lender reset all covenants for 2002 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2,000, payable in additional notes and increase the PIK interest rate by one-half percentage point. The amendment fee has been capitalized and is being amortized over the remaining life of the Levine Note.

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

The Company made advances of $11,500 to certain officers of the Company and provided certain other officers with a minimum guarantee of the value of their stock options in order to retain and provide incentives to such officers. In connection with the advances, such officers issued interest-bearing notes payable to the Company. Shares of the Company's common stock and options owned by such officers have been pledged to secure the notes. The notes were included in shareholders' equity as a reduction to equity. Interest on the notes accrues at rates ranging from 6.4% to 10.2%. The notes and accrued interest are due June 2004, payable in cash or Company common stock and options with varying minimum values. The notes and accrued interest were with recourse to the officers until May or June of 2002, depending upon the individual note agreement, after which the notes and accumulated interest became non-recourse, subject only to the underlying pledged collateral.

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


The total advance included loans to certain DCA officers. The non-amortized balance of the advances to DCA officers of $4,600 was sold in connection with the sale of DCA. Also, during the third quarter of 2001, the entire non-amortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

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

(7)      CONTINGENCIES

On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation. On October 18, 2000, Amerident Dental Corp. ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management, Inc. seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On January 19, 2001, Amerident filed another action against InterDent and Gentle Dental Management, Inc. for Breach of a Promissory Note and related common counts, that action was similarly deemed related and consolidated with the earlier filed InterDent action. Discovery is ongoing. The trial began July 2002 and is currently in process. InterDent believes that this case is without merit and intends to vigorously defend all allegations. Accordingly, no liability for this suit has been recorded at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, changes in interest rates, and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; changes in business strategy; general economic conditions; changes in health care laws, regulations or taxes; risks related to development and upgrading systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances

Overview

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

Through May 31, 2001, we provided management services to dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also have retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide our proprietary software. As of June 30, 2002 we provided management services to 140 dental offices that employ 536 dentists, including 105 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis we evaluate these estimates, including those related to the carrying the value of accounts receivables, intangible and long-lived assets, income taxes and any potential future impairment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

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

Intangibles and long-lived Assets. Our business acquisitions typically result in intangible and long-lived assets. Effective January 1, 2002, we adopted FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, our service mark, MSAs and goodwill intangible assets are no longer amortized but are reviewed annually for impairment. The determination of the value of such intangible assets, utilized for determining whether impairment exits, requires management to make estimates and assumptions that affect our consolidated financial statements. We are currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of our net assets exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50 to $100 million will be required, although such analysis in not complete. We expect to complete this analysis in the fourth quarter of 2002.

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

Results of Operations

The following discussion highlights changes in historical revenues and expense levels for the three and six-month period ended June 30, 2002, compared to the three and six-month period ended June 30, 2001, as reported in our condensed consolidated financial statements and the related notes thereto appearing elsewhere herein.

Three Months Ended June 30, 2002 Statement of Operations Compared to Three Months Ended June 30, 2001

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 166 such clinical locations through May 31, 2001 and 146 such locations immediately subsequent to the DCA sale transaction, and 139 such locations at June 30, 2002. Dental practice net patient service revenue was $64.1 million for 2002 compared to $68.0 million for 2001, representing a 5.7% decrease.

This revenue decrease is due to the sale of 21 clinical locations during fiscal 2001, including 15 locations sold as part of the DCA sale on May 31, 2001. For those locations affiliated as of January 1, 2001, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient service revenue for 2002 increased by approximately 0.5% when compared to revenue for 2001.

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. The decrease in these revenues, $0.19 million in 2002 as compared to $8.0 million in 2001, is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary. There were 78 such clinical locations through May 31, 2001 and 2 such locations subsequent to the DCA sale transaction through May 2002, and 3 locations effective June 1, 2002.

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

Practice operating expenses were $55.2 million for 2002 compared to $65.7 million for 2001, representing a 16.0% decrease. The decrease in practice operating expenses is primarily due to the sale of the DCA subsidiary on May 31, 2001 and six clinical locations disposed of during the second half of 2001.

Excluding all revenues and expenses of the offices disposed of during 2001, practice operating expenses at the remaining offices (the "Remaining Offices") for 2002 were 86.0% of total revenue compared to 86.2% for 2001. The practice operating margin at the Remaining Offices for 2002 was 14.0% compared to 13.8% for 2001. The increase in operating margin resulted from a decrease in nonclinical salaries and benefits, dental and lab supplies, occupancy, and SG&A costs at the Remaining Offices, as a percent of revenues, offset by an increase clinical salaries, benefits and provider costs. We are seeking to reduce clinical costs as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.1 million for 2002 compared to $3.5 million for 2001, representing a 12.7% decrease. The decrease in total corporate selling, general and administrative expenses is the result of implementation of strategic management initiatives in corporate staffing levels in our accounting and finance, plan management, operations, human resource, and other corporate support departments to leverage cost effective solutions in solving the infrastructure needs of the Company.

Stock Compensation Expense. During the second and third quarter of 2000, we advanced $11.5 million under notes that became non-recourse after two years to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance was recorded as deferred compensation in shareholders' equity in the condensed consolidated balance sheets. The deferred compensations was being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of deferred compensation associated with the advances to DCA officers at the time of the sale transaction was $4.6 million. During the third quarter of 2001, the entire remaining non-amortized balance of deferred compensation was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which was considered to be other than temporary.

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of approximately $0.20 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000 we also began accruing for a stock based incentive program to certain employees that was paid in June 2002.

For 2002, we recorded total stock compensation expense of $0.07 million as compared to $0.85 million for 2001. No additional stock compensation expense is anticipated in 2002.

(Gain) loss on dental location dispositions and impairment of long-lived assets. For 2002, we recognized a gain of $0.19 million, representing $0.32 million in insurance reimbursement relating the sale of certain dental locations in 2002, which was partially offset by a recorded loss of $0.13 upon consummation of the sale of an additional dental location in June 2002. For 2001, we completed a stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana for total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.9 million recorded in 2001 included a provision for transaction related closing costs.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for 2002 compared to $3.2 million for 2001. Of this decrease of $2.2 million, $0.39 million is due to depreciation and amortization associated with the sale of DCA and $1.8 million as a result of the implementation of FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of our intangible assets as discussed in Note 2 to the accompanying condensed consolidated financial statements.

Interest Expense. Interest expense, net of interest income, was $5.8 million for 2002 compared to $5.2 million for 2001. In April 2002 and 2001, we entered into various amendments to our outstanding Credit Facility and Levine Notes, as further described in note 5 to the condensed consolidated financial statements. These amendments increased our borrowing costs due to escalations in interest rates and the amortization of deferred closing costs over the life of the loans. These increases were partially offset by a reduction in borrowings under the credit facility (the "Credit Facility") as a result of the principal payments made in 2001 in connection with the sale of DCA.

Debt and equity financing costs. In April 2001, we entered into various amendments to our existing Credit Facility and convertible senior subordinate debt as described in note 5 to the condensed consolidated financial statements. As a result, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered credit facility agreements, loan amendment fees, warrant issuance valuations, and associated professional fees incurred in connection with the execution of the various loan amendments.

Extraordinary loss on debt extinguishments. In April 2002, we entered into an additional amendment to the Credit Facility. The amendment meets the criteria of substantial modification as outlined in EITF 96-19. As such, the original Credit Facility is considered extinguished, with a new Credit Facility issued in its place. Accordingly, we recorded an extraordinary charge of $2.6 million for 2002. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fees of $2.0 million incurred and $0.60 million for the write-off of the non-amortized portions of previously recorded deferred financing costs associated with the original facility agreement.

In April 2001, we entered into an agreement to amend our senior subordinated debt ("Levine Note"). The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19, resulting in an extraordinary charge of $5.6 million for 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. The income tax expense of $0.03 million for 2002 and $0.05 million for 2001 represents our estimated state tax payable. We expect to utilize existing loss carryforwards to offset any federal tax payable for 2002 and 2001.


Six Months Ended June 30, 2002 Statement of Operations Compared to Six Months Ended June 30, 2001

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 166 such clinical locations through May 31, 2001 and 146 such locations immediately subsequent to the DCA sale transaction, and 139 such locations at June 30, 2002. Dental practice net patient service revenue was $127.5 million for 2002 compared to $139.9 million for 2001, representing an 8.9% decrease.

This revenue decrease is due to the sale of 21 clinical locations during fiscal 2001, including 15 locations sold as part of the DCA sale on May 31, 2001. For those locations affiliated as of January 1, 2001, where the management service agreements meet the EITF criteria for consolidation, same-store dental practice net patient service revenue for 2002 increased by approximately 1.5% when compared to revenue for 2001.

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. The decrease in these revenues, $0.39 million in 2002 as compared to $19.6 million in 2001, is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary. There were 78 such clinical locations through May 31, 2001 and 2 such locations subsequent to the DCA sale transaction through May 2002, and 3 locations effective June 1, 2002.

Licensing and Other Fees. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were approximately $0.40 million for 2002 and 2001.

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

Practice operating expenses were $110.0 million for 2002 compared to $137.0 million for 2001, representing a 19.7% decrease. The decrease in practice operating expenses is primarily due to the sale of the DCA subsidiary on May 31, 2001 and six clinical locations disposed of during the second half of 2001.

Excluding all revenues and expenses of the offices disposed of during 2001, practice operating expenses at the remaining offices (the "Remaining Offices") for 2002 were 85.8% of total revenue compared to 86.3% for 2001. The practice operating margin at the Remaining Offices for 2002 was 14.2% compared to 13.7% for 2001. The increase in operating margin resulted from a decrease in nonclinical salaries and benefits, dental and lab supplies, occupancy, and SG&A costs at the Remaining Offices, as a percent of revenues, offset by an increase clinical salaries, benefits and provider costs. We are seeking to reduce clinical costs as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $7.3 million for 2002 compared to $6.7 million for 2001, representing an 8.4% increase. The increase in total corporate selling, general and administrative expenses is the result of $0.45 million relating to consulting fees associated with our operational improvement initiatives discussed in the liquidity section below, the majority of which were incurred during the first three months of 2002.

Stock Compensation Expense. During the second and third quarter of 2000, we advanced $11.5 million under notes that became non-recourse after two years to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer serve as collateral for the advances. The entire balance was recorded as deferred compensation in shareholders' equity in the Condensed Consolidated Balance Sheets. The deferred compensation was being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of deferred compensation associated with the advances to DCA officers at the time of the sale transaction was $4.6 million. During the third quarter of 2001, the entire remaining non-amortized balance of deferred compensation was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which was considered to be other than temporary.

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of approximately $0.20 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000 we also began accruing for a stock based incentive program to certain employees that was paid in June 2002.

For 2002, we recorded total stock compensation expense of $0.15 million as compared to $1.7 million for 2001. No additional stock compensation expense is anticipated in 2002.

(Gain) loss on dental location dispositions and impairment of long-lived assets. For 2002, we recognized a gain of $0.19 million, representing $0.32 million in insurance reimbursement relating the sale of certain dental locations in 2002, which was partially offset by a recorded loss of $0.13 upon consummation of the sale of an additional dental location in June 2002. For 2001, we completed a stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana for total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.9 million recorded in 2001 included a provision for transaction related closing costs.

Depreciation and Amortization. Depreciation and amortization was $2.0 million for 2002 compared to $6.4 million for 2001. Of this decrease of $4.4 million, $0.92 million is due to depreciation and amortization associated with the sale of DCA and $3.4 million as a result of the implementation of FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of our intangible assets as discussed in note 2 to the accompanying condensed consolidated financial statements.

Interest Expense. Interest expense, net of interest income, was $10.2 million for 2002 compared to $10.7 million for 2001. In April 2002 and 2001, we entered into various amendments to our outstanding Credit Facility and Levine Notes, as further described in note 5 to the condensed consolidated financial statements. These amendments increased our borrowing costs due to escalations in interest rates and the amortization of deferred closing costs over the life of the loans. These increases were partially offset by a reduction in borrowings under the credit facility (the "Credit Facility") as a result of the principal payments made in 2001 in connection with the sale of DCA.

Debt and equity financing costs. In April 2001, we entered into various amendments to our existing Credit Facility and convertible senior subordinate debt as described in note 5 to the condensed consolidated financial statements. As a result, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered credit facility agreements, loan amendment fees, warrant issuance valuations, and associated professional fees incurred in connection with the execution of the various loan amendments.

Extraordinary loss on debt extinguishments. In April 2002, we entered into an additional amendment to the Credit Facility. The amendment meets the criteria of substantial modification as outlined in EITF 96-19. As such, the original Credit Facility is considered extinguished, with a new Credit Facility issued in its place. Accordingly, we recorded an extraordinary charge of $2.6 million for 2002. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fees of $2.0 million incurred and $0.60 million for the write-off of the non-amortized portions of previously recorded deferred financing costs associated with the original facility agreement.

In April 2001, we entered into an agreement to amend our senior subordinated debt ("Levine Note"). The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19, resulting in an extraordinary charge of $5.6 million for 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. The income tax expense of $0.06 million for 2002 and $0.10 million for 2001 represents our estimated state tax payable. We expect to utilize existing loss carryforwards to offset any federal tax payable for 2002 and 2001.


Liquidity and Capital Resources

Liquidity

We have experienced losses attributed to common stock of $4.3 million the six months ended June 30, 2002 and for fiscal years ended 2001 and 2000, $35.1 million and $48.7 million, respectively. These past significant losses included certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which we believe are unusual in nature. Although we have experienced losses over the two years ended December 31, 2001 due to these unusual charges, our dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $7.2 million for the six months ended June 30, 2002 and for fiscal years ended 2001 and 2000, $19.4 million and $9.5 million, respectively.

During 2001, we hired an advisor to review our operations to determine whether improvements could be made, which could be implemented in the near and long term. The advisor, along with our personnel, reviewed such strategies as revenue enhancements, modifications to managed care contracts, savings from procurement efficiencies, and reduction of headcount at dental office and corporate locations. As a result of this review, a number of initiatives to improve operations were implemented in late 2001 and early 2002. These initiatives are projected to increase cash flow in 2002 and in future periods through our emphasis on increasing same store revenues and curtailing direct operating costs. Through June 30, 2002, we have met our earning projections.

These initiatives and the projected improvements in operations and cash flows played a vital role in our ability to negotiate modifications to our credit agreement that was consummated on April 15, 2002, as more fully described in
Note 5 to the notes to the condensed consolidated financial statements. These modifications resulted in a permanent waiver of our past covenant violations, and reset the covenants to levels, which our projections indicate will be met throughout all of 2002. We also incurred certain fees and expenses, and the interest rate was increased by 1%. In addition, the principal amortization schedule was significantly modified such that approximately $20.7 million of payments due through March 31, 2003 were deferred until the second quarter 2003, and only $7.9 million of principal payments are due through June 30, 2003. We paid the $2.4 million scheduled installment due April 1, 2002.

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

Current Financial Condition and Cashflows

At June 30, 2002, cash and cash equivalents were $5.6 million, representing a $1.6 million decrease in cash and cash equivalents from $7.2 million at December 31, 2001. The decrease is primarily due to the pay down of accounts payable and our outstanding Credit Facility. Our working capital deficit at June 30, 2002 of $18.1 million represents an increase from a working capital deficit at December 31, 2001 of $6.3 million. The increase in the working capital deficit is primarily due to a $5.7 million increase in the current portion of long-term debt and capital lease obligations and $4.4 million in accrued Credit Facility fees to be paid in 2002 and 2003, as discussed in note 5 to the condensed consolidated financial statements.

Net cash provided by operations amounted to $7.2 million for 2002 compared to $12.7 million for 2001. The decrease in net cash provided by operations is primarily attributed to $5.6 million in net cash used for accounts payable activity between the two periods. Additionally, during 2001 we received an income tax refund of $1.4 million.

Net cash used in investing activities was $1.4 million for 2002 as compared to cash provided by investing activities of $13.4 million for 2001. Included in the investing activities for 2002 is cash paid of $1.2 million for earnout and other payments on affiliated dental practice acquisitions that closed in prior years. Cash paid for earnouts and acquisition closing costs were $3.6 million for 2001. Proceeds from the disposition of dental locations were $0.60 million in 2002 compared to $22.1 million in 2001. The 2001 proceeds were primarily associated with the DCA sale transaction in May 2001. We also paid $0.80 million for property and equipment for 2002 compared to $2.1 million for 2001. There were no advances to unconsolidated affiliated practices in 2002 and $3.2 million for 2001. Advances consisted primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We advanced funds to these certain PAs during the initial years of operations, until the PA owner could repay the seller debt, and the operations improve. Such advances entirely related to our DCA division facilities, which were eliminated upon consummation of the DCA stock sale transaction in May 2001.

Net cash used in financing activities was $7.4 million for 2002, comprising of $6.1 million in debt payments and $1.3 million for payments of deferred financing costs associated with the amendment to the Credit Facility and Levine Note that consummated in April 2002. Cash used in financing activities for 2001 was $28.3 million and primarily related to $25.6 million net debt payments from the DCA sale and $2.3 million in deferred financing costs associated with the amendment to the Credit Facility and Levine Note that consummated in April 2001.

In connection with certain completed affiliation transactions, we have agreed to pay to the sellers' future consideration. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash earn-out payments of $0.94 million during the six months ended June 30, 2002, we also converted $1.1 million in earn-out amounts due into long-term notes payable. As of June 30, 2002, future anticipated earn-out payments of $2.8 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is between $5.0 and $6.0 million from July 2002 to December 2005, which is expected to be paid in a combination of cash and notes.

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

On October 1, 2001, our Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, we entered into an amendment to our Credit Facility, which has an outstanding balance of $79.4 million. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7.2 million, which began on October 1, 2001. In connection with these modifications, we accrued as note principal the remaining $1.0 million due as a result of an amendment conducted in April 2001, which is payable upon maturity. We also agreed to an additional amendment fee of $1.0 million, with cash of $0.50 million payable at closing and $0.25 million to accrue as additional principal on July 1, 2002 and October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003. The July 1 and October 1, 2002 accrual dates are subject to change, as outlined in the amendment.

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

Required principal installments are $0.30 million on July 1, 2002, October 1, 2002, and January 1, 2003, and payments of $7.2 million on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. Accordingly, $0.21 of the $0.30 due on October 1, 2002 was paid in July as a result of the disposition of one dental location in June 2002.

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

The amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, in the second quarter of 2002 we recorded an extraordinary loss of approximately $2.6 million. The extraordinary loss represents amendment fees of $2.0 million incurred to extinguish the original note and $0.60 million for the write-off of the non-amortized portion of deferred financing costs associated with the original Credit Facility agreement. Professional fees and bank PIK fees paid, or anticipated to be paid, of $5.9 million for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility. At June 30, 2002 $4.4 million in anticipated future PIK fees are included in other current liabilities.

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

In April 2002, we entered into an additional amendment to the Levine Note. In connection with the amendment, the lender reset all covenants for 2002 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we agreed to pay an amendment fee of $2.0 million, payable in additional notes and increase the PIK interest rate by one-half percentage point. The amendment fee has been capitalized and is being amortized over the remaining life of the Levine Note.

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

o    Series C--100 shares authorized, zero shares issued or outstanding; and

o Series D--2,000,000 shares authorized, 1,574,608 shares are issued and outstanding.

The Company's presently authorized Preferred Stock rank senior to outstanding Common Stock. The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Notes as discussed above. The Series B Preferred Stock conversion provision of the Convertible Notes has expired. Accordingly, although the Series B Preferred Stock is authorized, the Company does not expect any such shares to ever be issued. Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Note issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction. The Company does not expect any shares of Series C Preferred Stock to be issued. The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares of Common Stock the Series D Preferred Stock is convertible into. The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

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

During 2002, we disposed of one dental location for proceeds of $0.28 million and our insurance carrier reimbursed us for $0.32 million on certain dispositions that occurred in 2001, resulting in a net gain of $0.19 million. During 2001, we disposed or identified under performing dental locations for disposition ("Disposed Locations"). In connection with the sale of DCA and Disposed Locations the Company wrote off $40.2 million in total assets, yielded proceeds of $21.4 million, net of closing costs and recorded a total loss of $12.3 million for the year ended December 31, 2001. The total recorded loss includes $1.7 million for the provision of direct transaction closing costs.


Impairment of long-lived assets

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. We are currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of our net assets exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50 to $100 million will be required, although such analysis in not complete. We expect to complete this analysis in the fourth quarter of 2002.


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

At June 30, 2002, we had $81.1 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would have been approximately $0.40 million for the six-months ended June 30, 2002. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $90.1 million are at fixed rates of interest.

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

Item 5.  Other Information

Nasdaq in a letter dated May 16, 2002, notified the Company that it failed to comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing set forth in Market Place Rules 4450(b)(3) and 4450(b)(4), and that its securities were, therefore, subject to delisting from the Nasdaq National Market. In June, the Company was also notified that it also did not meet the minimum market value of publicly held shares requirement for transfer to the Nasdaq SmallCap Market and, as a result, the Company's common stock began trading on the OTC Bulletin Board on June 13, 2002. The Interdent, Inc. common stock symbol was also changed to DENT.OB to reflect the change in market listings.

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


Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)      Exhibits

3.1      Bylaws of InterDent, Inc., a Delaware Corporation.

99.1 Chief Executive Officer's Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Chief Financial Officer's Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the three months ended June 30, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               INTERDENT, INC.
                                                (Registrant)


Date:        August 13, 2001           By:       \s\ H. WAYNE POSEY
     ------------------------------         ---------------------------------
                                                  H. Wayne Posey
                                                  Chief Executive Officer


                                       By:       \s\ L. THEODORE VAN EERDEN
                                            --------------------------------
                                                  L. Theodore Van Eerden
                                                  Chief Financial Officer