Form 10-Q
period 2002-09-30
INTERDENT INC
filed 2002-11-14
CIK 1072765

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission file number:         000-25549

                                 INTERDENT, INC.
              (Exact name of registrant as specified in its charter)

             Delaware                           95-4710504
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

                          Yes     X     No


As of November 13, 2002, 3,963,950 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Unaudited, in thousands, except share amounts)


                                                                                            September 30,        December 31,
                                         Assets                                                 2002                 2001
                                                                                          ------------------   ------------------
Current assets:
    Cash and cash equivalents                                                          $             4,388  $             7,189
    Accounts receivable, net                                                                        16,660               20,092
    Management fees receivable                                                                         643                  581
    Supplies inventory                                                                               4,713                3,613
    Prepaid and other current assets                                                                 7,840                4,051
                                                                                          ------------------   ------------------
           Total current assets                                                                     34,244               35,526
                                                                                          ------------------   ------------------

Property and equipment, net                                                                         18,443               20,945
Intangible assets, net                                                                             149,089              147,532
Other assets                                                                                         4,043                3,021
                                                                                          ------------------   ------------------
           Total assets                                                                $           205,819  $           207,024
                                                                                          ==================   ==================

              Liabilities, Redeemable Common Stock and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                   $             6,121  $             7,996
    Accrued payroll and payroll related costs                                                       10,403                9,022
    Other current liabilities                                                                       14,925               11,187
    Current portion of long-term debt and capital lease obligations                                 89,364               13,666
                                                                                          ------------------   ------------------
           Total current liabilities                                                               120,813               41,871
                                                                                          ------------------   ------------------

Long-term liabilities:
    Obligations under capital leases, net of current portion                                           806                1,251
    Long-term debt, net of current portion                                                          43,804              119,738
    Convertible senior subordinated debt                                                            37,359               35,058
    Other long-term liabilities                                                                      1,494                1,871
                                                                                          ------------------   ------------------

           Total long-term liabilities                                                              83,463              157,918
                                                                                          ------------------   ------------------

           Total liabilities                                                                       204,276              199,789
                                                                                          ------------------   ------------------

Redeemable common stock, $0.001 par value, 17,286 and 17,905 shares issued and
  outstanding in 2002 and 2001, respectively                                                           997                1,047
                                                                                          ------------------   ------------------

Shareholders' equity:
    Preferred stock, $0.001 par value, 30,000,000 shares authorized:
       Preferred stock - Series A, 100 shares authorized, issued and outstanding                         1                    1
       Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
         issued and outstanding                                                                         --                   --
       Preferred stock - Series C, 100 shares authorized, zero shares issued and
         outstanding                                                                                    --                   --
       Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,574,608
         and 1,628,663 shares issued and outstanding in 2002 and 2001                               11,688               12,089
    Common stock, $0.001 par value, 50,000,000 shares authorized, 3,946,664 and
      3,976,551 shares issued and outstanding in 2002 and 2001, respectively                             4                    4
    Additional paid-in capital                                                                      76,907               76,502
    Shareholder note receivable                                                                       (202)                (184)
    Accumulated deficit                                                                            (87,852)             (82,224)
                                                                                          ------------------   ------------------
           Total shareholders' equity                                                                  546                6,188
                                                                                          ------------------   ------------------
           Total liabilities, redeemable common stock and shareholders' equity         $           205,819  $           207,024
                                                                                          ==================   ==================


See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                and subsidiaries

                 Condensed Consolidated Statements of Operations

               (Unaudited, in thousands, except per share amounts)

                                                                                   Three Months Ended        Nine Months Ended
                                                                                     September 30,             September 30,
                                                                                   2002         2001         2002          2001
                                                                                -----------   ----------   ----------   -----------
Dental practice net patient service revenue                                    $    61,174   $   61,255   $  188,669   $   201,117
Net management fees                                                                    218          149          606        19,703
Licensing and other fees                                                               197          128          560           533
                                                                                -----------   ----------   ----------   -----------

           Total revenues                                                           61,589       61,532      189,835       221,353
                                                                                -----------   ----------   ----------   -----------
Operating expenses:
    Clinical salaries, benefits, and provider costs                                 30,155       30,388       92,121       100,181
    Practice non-clinical salaries and benefits                                      8,193        8,303       24,999        30,752
    Dental supplies and lab expenses                                                 6,632        6,573       20,464        26,883
    Practice occupancy expenses                                                      3,454        3,583       10,127        13,075
    Practice selling, general and administrative expenses                            5,058        4,562       15,822        19,482
    Corporate selling, general and administrative expenses                           2,299        3,319        9,607        10,060
    Stock compensation expense                                                          --        4,331          147         6,075
    Loss (gain) on dental location dispositions and impairment
      of long-lived assets                                                               7        6,450        (185)        12,384
    Depreciation and amortization                                                    1,005        2,840        3,041         9,263
                                                                                -----------   ----------   ----------   -----------
           Total operating expenses                                                 56,803       70,349      176,143       228,155
                                                                                -----------   ----------   ----------   -----------
           Operating income (loss)                                                   4,786      (8,817)       13,692       (6,802)
                                                                                -----------   ----------   ----------   -----------
Nonoperating expense:
    Interest expense, net                                                          (6,007)      (4,292)     (16,244)      (14,971)
    Debt and equity financing costs                                                     --           --           --       (3,886)
    Investment impairment write-down                                                    --      (1,087)           --       (1,087)
    Other, net                                                                       (125)         (92)        (382)         (138)
                                                                                -----------   ----------   ----------   -----------
                 Nonoperating expense, net                                         (6,132)      (5,471)     (16,626)      (20,082)
                                                                                -----------   ----------   ----------   -----------
           Loss before income taxes                                                (1,346)     (14,288)      (2,934)      (26,884)
Provision for income taxes                                                              30           50           90           150
                                                                                -----------   ----------   ----------   -----------
           Loss before extraordinary item                                          (1,376)     (14,338)      (3,024)      (27,034)
 Extraordinary loss on debt extinguishments                                             --           --      (2,604)       (5,601)
                                                                                -----------   ----------   ----------   -----------
           Net loss                                                                (1,376)     (14,338)      (5,628)      (32,635)
Accretion of redeemable common stock                                                    --           --           --           (1)
                                                                                -----------   ----------   ----------   -----------
           Net loss attributable to common stock                               $   (1,376)   $ (14,338)   $  (5,628)   $  (32,636)
                                                                                ===========   ==========   ==========   ===========
Loss per share attributable to common stock - basic and dilutive               $    (0.36)   $   (3.69)   $   (1.47)   $    (8.43)
                                                                                ===========   ==========   ==========   ===========

See accompanying notes to condensed consolidated financial statements.


                                 INTERDENT, INC.
                                and subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                            (Unaudited, in thousands)


                                                                                               Nine Months Ended September 30,
                                                                                                    2002               2001
                                                                                              -----------------  ------------------
Cash flows from operating activities:
    Net loss                                                                                $           (5,628)  $        (32,635)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                                      3,041              9,263
      Loss (gain) on dental location dispositions and impairment of long-lived assets                     (185)            12,384
      Loss on disposal of assets                                                                           511                 98
      Investment impairment write down                                                                      --              1,087
      Non-employee stock options granted and stock issued for fees and compensation                         --                  2
      Amortization of stock compensation expense                                                            --              5,742
      Interest income on shareholder notes                                                                 (18)                (8)
      Notes and warrants issued or accrued for debt amendment fees, interest
        payment-in-kind and accrued interest                                                             8,916              7,906
      Interest amortization on deferred financing costs and discounted debt                              3,132              7,641
      Change in assets and liabilities, net of the effect of acquisitions:
       Accounts receivable, net                                                                          2,779              1,244
       Management fees receivable                                                                          (62)              (475)
       Supplies inventory                                                                               (1,102)                27
       Prepaid expenses and other current assets                                                           752              2,059
       Other assets                                                                                       (179)              (485)
       Accounts payable                                                                                 (1,875)             3,520
       Accrued payroll and payroll related costs                                                           802               (331)
       Accrued merger and restructure                                                                     (235)              (312)
        Other liabilities                                                                                1,252               (827)
                                                                                              -----------------  ------------------
                Net cash provided by operating activities                                               11,901             15,900
                                                                                              -----------------  ------------------
Cash flows from investing activities:
    Purchase of property and equipment                                                                  (1,104)            (2,693)
    Net payments received on notes receivable from professional associations                                --                103
    Net advances to professional associations                                                               --             (3,163)
    Proceeds from disposition of dental locations, net direct costs paid                                   557             22,461
    Cash paid for acquisitions and earn-outs, including direct costs, net of cash                       (1,461)            (4,248)
      acquired                                                                               -----------------  ------------------
                Net cash (used in) provided by investing activities                                     (2,008)            12,460
                                                                                              -----------------  ------------------

Cash flows from financing activities:
    Net payments on credit facility                                                                     (3,739)           (18,415)
    Payments on long-term debt and obligations under capital leases                                     (7,616)            (3,751)
    Payments of deferred financing costs                                                                (1,318)            (2,347)
    Proceeds from issuance of common and preferred stock                                                     4                 --
    Exercise of put rights                                                                                 (25)              (376)
                                                                                              -----------------  ------------------
                Net cash used in financing activities                                                  (12,694)           (24,889)
                                                                                              -----------------  ------------------
                Increase (decrease) in cash and cash equivalents                                        (2,801)             3,741
Cash and cash equivalents, beginning of period                                                           7,189              5,293
                                                                                              -----------------  ------------------
Cash and cash equivalents, end of period                                                    $            4,388 $            8,764
                                                                                              =================  ==================
Cash paid for interest                                                                      $            6,211 $            9,138
                                                                                              =================  ==================
Cash (refunded) paid for income taxes                                                       $               -- $           (1,437)
                                                                                              =================  ==================

See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                and subsidiaries

                           September 30, 2002 and 2001

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

Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement ("SAA"). Under all of the SAAs currently entered into except for two, representing three clinical locations, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a thousand dollars or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, the Company consolidates all the accounts of those PAs in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient service revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

Each of the DCA SAAs entered into with the PAs did not have the nominal price provision and were sold as part of the DCA sale transaction in May 2001 and the Company currently has entered into two SAA with PAs that do not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the MSAs do not meet the criteria of consolidation under EITF 97-2 and the condensed consolidated statements of operations exclude the net patient service revenues and expenses of these PAs. The Company only includes net management fee revenues generated and expenses associated with providing services under these MSAs.

Liquidity

The Company experienced losses attributed to common stock of $5,628 during the nine months ended September 30, 2002 and for fiscal years 2001 and 2000, $35,080 and $48,712, respectively. These past significant losses included certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which the Company believes are unusual in nature. Although the Company has experienced significant losses over the last two years due to these unusual charges, the Company's dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $11,901 for the nine months ended September 30, 2002 and for fiscal years 2001 and 2000, $19,379 and $9,545, respectively.

In April 2002 the Company negotiated modifications to its credit agreement, which has an outstanding balance of $80,438 as of September 30, 2002. As more fully described in Note 5, these modifications resulted in a permanent waiver of past covenant violations, reset covenant levels, and the principal amortization schedule was significantly modified such that approximately $20,700 of payments was deferred until April 1, 2003. In exchange for these modifications, the Company agreed to pay certain fees and expense, in addition to interest rate increases. Based upon these modifications to the credit agreement, the Company believes that it will be able to make all scheduled debt payments through March 31, 2003, and payments due under its earn-out agreements, along with meeting its other obligations. However, there are significant installments due under the credit agreement of $7,214 on April 1 and July 1, 2003, with the remainder due on September 30, 2003. This debt must be refinanced, modified, or otherwise retired with the proceeds of other financing or capital transactions, as the cash flow from operations is insufficient to fund the required debt payments beginning April 1, 2003. Also, there can be no assurance that the Company will meet its required payment obligations as they become due prior to April 1,2003, or that any such financing will be available or available on terms acceptable to the Company.

Interim reporting

The accompanying unaudited interim condensed consolidated financial statements of InterDent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of Company results, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in Form 10-K filed on April 16, 2002. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the entire year.

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

Net patient revenues include amounts received under capitated managed care contracts from certain wholly owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of September 30, 2002. Total revenues subject to regulatory review and oversight by various state agencies were $37,359 and $35,156 for the nine months ended September 30, 2002 and 2001, respectively.

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

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which became effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. As a result, the Company's service mark, MSAs and goodwill intangible assets are no longer being amortized. The tests for measuring impairment under SFAS 142 are more stringent than previous tests required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of the net assets of the Company exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50,000 to $100,000 will be required, although such analysis in not complete. This analysis will be completed in the fourth quarter of 2002.

The Company did not record amortization on its intangible assets during 2002 as all such assets are determined to have indefinite lives. The following table reflects comparable pro forma results of operations for the three and nine months ended September 30, 2002 and 2001 as though the adoption of the non-amortization provisions of SFAS 142 occurred as of January 1, 2001:

                                                                          Three Months Ended          Nine Months Ended
                                                                             September 30,              September 30,
                                                                          2002          2001          2002         2001
                                                                       ------------  ------------  -----------  -----------
Net loss attributed to common stock:
  As reported                                                        $      (1,376)  $ (14,338)    $  (5,628)   $(32,636)
  Amortization of indefinite lived intangible assets                            --       1,789            --       5,215
                                                                       ------------  ------------  -----------  -----------
  Pro forma                                                          $      (1,376)  $ (12,549)    $  (5,628)   $(27,421)
                                                                       ============  ============  ===========  ===========

 Net loss per share attributable to common stock - basic and diluted
  As reported                                                        $      (0.36) $      (3.69) $     (1.47) $     (8.43)
  Pro forma                                                          $      (0.36) $      (3.23) $     (1.47) $     (7.09)


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

Net loss per share

Basic earning per share is computed by dividing the net income or loss by the average weighted common shares outstanding during the period. Diluted earnings per share represent basic income or loss per share adjusted for the effects of common share equivalents issuable using the treasury stock method.

For the nine months ended September 30, 2002, and 2001, dilutive potential common shares of approximately 2,200,000 and 2,500,000, respectively, have been excluded from the computation of diluted income per share as their effect is anti-dilutive. Such anti-dilutive potential common shares consist of convertible subordinated debt, convertible preferred stock, and the exercise of certain options and warrants.

The following table summarizes the computation of net loss per share:

                                                                   Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  2002           2001             2002            2001
                                                              -------------  --------------   --------------  -------------

Loss before extraordinary item                              $       (1,376)  $    (14,338)    $     (3,024)   $   (27,034)
Extraordinary loss on debt extinguishments                              --             --           (2,604)        (5,601)
Accretion of redeemable common stock                                    --             --               --             (1)
                                                              -------------  --------------   --------------  -------------
       Net loss attributable to common stock                $       (1,376)       (14,338)          (5,628)       (32,636)
                                                              =============  ==============   ==============  =============
Outstanding Shares Reconciliation:
  Weighted average common shares outstanding                     3,835,457      3,888,152        3,839,172      3,906,398
  Contingent returnable common shares                                   --             --               --        (36,503)
                                                              -------------  --------------   --------------  -------------
       Outstanding basic and diluted shares                      3,835,457      3,888,152        3,839,172      3,869,895
                                                              =============  ==============   ==============  =============

 Loss per share - basic and diluted:
  Before extraordinary item                                 $       (0.36)   $      (3.69)    $      (0.79)   $     (6.98)
  Extraordinary loss on debt extinguishments                            --             --            (0.68)         (1.45)
                                                              -------------  --------------   --------------  -------------
       Attributable to common stock                         $       (0.36)   $      (3.69)    $      (1.47)   $     (8.43)
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

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial and Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded for the three and nine months ended September 30, 2002 and 2001 represents the Company's estimate of state income tax payable. The Company has a valuation allowance to offset the entire amount of federal and state tax benefit of loss carryforwards.

Use of estimates

In preparing the financial statements conforming to Generally Accepted Accounting Principals ("GAAP"), certain estimates and assumptions have been made that affect the following:

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

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of the net assets of the Company exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50,000 to $100,000 will be required, although such analysis in not complete. This analysis will be completed in the fourth quarter of 2002.

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

(3)      REVENUES

Revenues consist primarily of PA net patient service revenue and Company net management fees. Net patient service revenue represents the consolidated revenue of the PAs at normal and customary rates from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged under MSAs to the unconsolidated PAs on an agreed-upon percentage of the PAs net patient service revenue, net of provisions for contractual adjustments and doubtful accounts. As discussed more fully in note 4, the decrease in total net patient service revenue and management fees is associated with the disposition of the Company's DCA subsidiary and certain other dental locations.

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:

                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                      2002            2001          2002           2001
                                                                   -----------     -----------    ----------    -----------
Dental practice net patient service revenue - all PAs           $     61,658   $      61,510   $   189,841   $    232,103
Dental practice net patient service revenue -
  unconsolidated PAs                                                    (484)           (255)       (1,172)       (30,986)
                                                                   -----------     -----------    ----------    -----------
     Reported practice net patient service revenue              $     61,174   $      61,255   $   188,669   $    201,117
                                                                   ===========     ===========    ==========    ===========

Dental practice net patient service revenue -
  unconsolidated PAs                                            $        484   $         255   $     1,172   $     30,986
Amounts retained by dentists                                            (266)           (106)         (566)       (11,283)
                                                                   -----------     -----------    ----------    -----------
     Net management fees                                        $        218   $         149   $       606   $     19,703
                                                                   ===========     ===========    ==========    ===========


(4) DENTAL PRACTICE AFFILIATIONS AND DISPOSITIONS

Dental practice affiliations

In connection with certain completed affiliation transactions, the Company has agreed to pay future consideration to the sellers. The amount of future consideration payable is generally computed based upon financial performance of the affiliated dental practices during certain specified periods ("Earn-Out"). The Company accrues for Earn-Out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash Earn-Out payments of $1,038 during the nine months ended September 30, 2002, the Company also converted $1,429 in Earn-Out amounts due into long-term notes payable. As of September 30, 2002, future anticipated Earn-Out payments of $2,742 are accrued and included in other current liabilities. For those acquisitions with Earn-Out provisions, the Company estimates the total maximum Earn-Out that could be paid, including amounts already accrued, is between $3,000 and $4,000 from October 2002 to December 2005, which is expected to be paid in a combination of cash and notes.

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

Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the East Coast Assets, based upon a multiple of earnings and subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement dated May 16, 2001 and amended on May 31, 2001 effective June 1, 2001 for $2,554, payable in installments, for its proprietary practice management system, subject to negotiations for additional term extensions. Such amount has been recorded as deferred revenues and is being amortized over the life of the agreement. The parties also entered into a transition services agreement dated as of May 16, 2001 and a business collaboration agreement dated as of April 17, 2001 effective June 1, 2001, delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems and other similar operational matters.


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

As consideration for these modifications, the Company agreed to an amendment fee of $1,000, which was paid during the three months ended June 30, 2001, and an additional fee of $1,000 payable at maturity of the term loan if certain conditions were not met. The additional fee was paid in connection with an additional amendment to the Credit Facility consummated in April 2002, as discussed below.

On October 1, 2001, the Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, the Company entered into an amendment to the existing Credit Facility. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7,214, which were to begin on October 1, 2001. In connection with these modifications, the Company accrued as note principal the remaining $1,000 due as a result of the amendment in 2001 as discussed above, which is payable upon maturity. The Company also agreed to an additional amendment fee of $1,000, with cash of $500 paid at closing and $250 accrued as additional principal on July 1, 2002 and additional $250 to be accrued as principal on October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003.

Principal amounts owed under the Credit Facility bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at the Company's option. In addition to the cash interest charges outlined above, the Company is to pay an incremental payment-in-kind ("PIK") interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest is payable upon maturity. The Company also paid a PIK fee equal to 1.0% of the outstanding principal balance on April 15, 2002 and is also to pay 2.0% on October 1, 2002, and 3.0% on April 1, 2003. PIK fees are payable upon maturity.

The entire outstanding Credit Facility balance at September 30, 2002 of $80,438 is included in the current portion of long-term debt and capital leases in the accompanying condensed consolidated balance sheets. Required principal installments due are $300 on October 1, 2002 and January 1, 2003, and payments of $7,214 on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. Accordingly, $207 of the $300 due on October 1, 2002 was paid in July as a result of the disposition of one dental location in June 2002.

The Credit Facility contains several covenants, including but not limited to, restrictions on the Company's ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earnout and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. The Company's obligations, including all subsidiaries in the guarantees, under the Credit Facility are secured by a security interest in the equipment, fixtures, inventory, receivables, subsidiary stock, certain debt instruments, accounts and intangibles of each of such entities.

The 2002 amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, in the second quarter of 2002 the Company recorded an extraordinary loss of approximately $2,604. The extraordinary loss represents amendment fees of $2,000 incurred to extinguish the original Credit Facility and $604 for the write-off of the non-amortized portion of deferred financing costs associated with the original note agreement. Professional fees and bank PIK fees paid, or anticipated to be paid, of $5,924 for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility. At September 30, 2002, $4,179 in anticipated future PIK fees is included in other current liabilities.

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

In April 2001, the Company entered into an amendment to the Levine Note that met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note was considered extinguished, with a new note issued in its place. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company paid an amendment fee of $2,250, payable in additional notes, increased the PIK interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $20.88 per share.

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

(7)      CONTINGENCIES

On November 28, 2000, the Court entered its Order of Related Cases with regard to an action previously filed by InterDent on September 28, 2000 in Los Angeles Superior Court Case No. BC237600, wherein InterDent alleged causes of action against Amerident for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation. On October 18, 2000, Amerident Dental Corp. ("Amerident") filed a lawsuit against InterDent and Gentle Dental Management, Inc. seeking damages related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada. On January 19, 2001, Amerident filed another action against InterDent and Gentle Dental Management, Inc. for Breach of a Promissory Note and related common counts, that action was similarly deemed related and consolidated with the earlier filed InterDent action. The caset went to trial in July 2002, with the judge ultimately rendering a mistrial. The case is expected to go back to trial in the first quarter of 2003.


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

Through May 31, 2001, we provided management services to dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also have retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide our proprietary software. As of September 30, 2002 we provide management services to 139 dental offices that employ 559 dentists, including 111 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

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

Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement ("SAA"). Under all of the SAAs currently entered into except for two, representing three clinical locations, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a $1,000 or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, the Company consolidates all the accounts of those PAs in the accompanying condensed consolidated financial statements. Accordingly, the condensed consolidated statements of operations include the net patient service revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

Each of the DCA SAAs entered into with the PAs did not have the nominal price provision and were sold as part of the DCA sale transaction in May 2001 and the Company currently has entered into two SAA with PAs that do not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the condensed consolidated statements of operations exclude the net patient service revenues and expenses of these PAs. The Company only includes net management fee revenues generated and expenses associated with providing services under the MSAs.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis we evaluate these estimates, including those related to the carrying value of accounts receivables, intangible and long-lived assets, income taxes and any potential future impairment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Valuation of accounts receivables. The carrying amount of accounts receivables requires management to assess the future collectibility of our accounts receivable and establish an allowance for patients covered by third-party payor contracts, anticipated discounts and doubtful accounts. Our established allowance is determined based upon historical realization rates, the current economic environment and the age of accounts. Changes in our estimated collection rates are recorded as a change in estimate in the period the change is made.

Intangibles and long-lived Assets. Our business acquisitions typically result in intangible and long-lived assets. Effective January 1, 2002, we adopted FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, our service mark, MSAs and goodwill intangible assets are no longer amortized but are reviewed annually for impairment. The determination of the value of such intangible assets, utilized for determining whether impairment exits, requires management to make estimates and assumptions that affect our consolidated financial statements. We are currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of our net assets exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50 to $100 million will be required, although such analysis in not complete. This analysis will be completed in the fourth quarter of 2002.

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

Results of Operations

The following discussion highlights changes in historical revenues and expense levels for the three and nine-month period ended September 30, 2002, compared to the three and nine-month period ended September 30, 2001, as reported in our condensed consolidated financial statements and the related notes thereto appearing elsewhere herein.

Three Months Ended September 30, 2002 Statement of Operations Compared to Three Months Ended September 30, 2001

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 151 such clinical locations at June 30, 2001. We sold 7 under performing locations in the second half of 2001, and in 2002 merged several practice locations into other existing facilities. At September 30, 2002, we currently have 136 such locations under management.

Dental practice net patient service revenue was $61.2 million for 2002 compared to $61.3 million for 2001. For those locations affiliated as of January 1, 2001, where the management service agreements meet the EITF criteria for consolidation, same-store daily dental practice net patient service revenue for 2002 decreased by approximately 2.1% when compared to revenue for 2001. While there are still some under performing locations, the major factor contributing to the shift from a growth in same-store revenue in previous quarters to the decline in the third quarter of 2002 is a very poor economy and high unemployment rate in several of our markets.

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. At September 30, 2002, we have 3 such locations under management, representing one additional location since June 30, 2001. These revenues were $0.22 million for 2002 and $0.15 million for 2001.

Licensing and Other Fees. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were approximately $0.20 million for 2002 and $0.13 million for 2001.

Practice Operating Expenses. Practice operating expenses represent the direct costs associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

     Clinical Salaries, Benefits and Provider Costs include all patient service provider staff compensation and related payroll costs at the consolidated affiliated dental practices, including dentists, hygienists and dental assistants for the unconsolidated affiliated dental practices;


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

Practice operating expenses were $53.5 million for 2002 compared to $53.4 million for 2001. Excluding all revenues and expenses of the offices disposed of during 2001 and 2002, practice operating expenses at the remaining offices (the "Remaining Offices") for 2002 were 86.9% of total revenue compared to 86.4% for 2001. The practice operating margin at the Remaining Offices for 2002 was 13.1% compared to 13.6% for 2001.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $2.3 million for 2002 compared to $3.3 million for 2001, representing a 30.7% decrease. The decrease in total corporate selling, general and administrative expenses is the result of a $0.52 million reduction in previously expensed amounts in 2002 for certain incentive plans where threshold amounts have not been met and $0.15 million in the reduction of certain one-time consulting and litigation fees paid. The remaining decrease in total corporate expenses is attributed to the implementation of strategic management initiatives in corporate staffing levels to leverage the infrastructure needs of the Company.

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

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of approximately $0.18 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000 we also began accruing for a stock based incentive program to certain employees that was paid in June 2002.

No stock compensation expense was recorded for 2002. Such total expense for 2001 was $4.3 million.

Loss (gain) on dental location dispositions and impairment of long-lived assets. For 2002, we recognized a minimal level of additional closing costs associated with the sale of a dental location that was consummated in June 2002. For 2001, we identified several dental practices to be disposed of in the second half of 2001 and recorded a non-cash impairment charge of $6.5 million, representing the excess of the carrying value of the underlying assets to be disposed, including intangibles, property and equipment, and other assets, over their fair values.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for 2002 compared to $2.8 million for 2001. This decrease is directly attributed to a $1.8 million reduction in goodwill amortization as a result of the implementation of FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of our intangible assets as discussed in Note 2 to the accompanying condensed consolidated financial statements.

Interest Expense. Interest expense, net of interest income, was $6.0 million for 2002 compared to $4.3 million for 2001. In April 2002, we entered into various amendments to our outstanding Credit Facility and Levine Notes, as further described in note 5 to the condensed consolidated financial statements. These amendments increased our borrowing costs due to escalations in interest rates, PIK fees, and the amortization of deferred closing costs over the life of the loans.

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. The income tax expense of $0.03 million for 2002 and $0.05 million for 2001 represents our estimated state tax payable. We expect to utilize existing loss carryforwards to offset any federal tax payable for 2002 and 2001.

Nine Months Ended September 30, 2002 Statement of Operations Compared to Nine Months Ended September 30, 2001

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 166 such clinical locations through May 31, 2001, at which point revenues of 15 locations were eliminated as a result of the DCA sale transaction. We also sold 7 under performing locations in the second half of 2001, and in 2002 merged several practice locations into other existing facilities. At September 30, 2002, we currently have 136 such locations under management.

Dental practice net patient service revenue was $188.7 million for 2002 compared to $201.1 million for 2001, representing a 6.2% decrease. This revenue decrease is due to the sale of 22 clinical locations as discussed above. For those locations affiliated as of January 1, 2001, where the management service agreements meet the EITF criteria for consolidation, same-store daily dental practice net patient service revenue for 2002 increased by approximately 0.3% when compared to revenue for 2001. While there are still some under performing locations, the major factor contributing to the relatively flat same-store revenue for 2002 is a very poor economy and high unemployment rate in several of our markets.

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. The decrease in these revenues, $0.60 million in 2002 as compared to $19.7 million in 2001, is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary that was sold effective May 31, 2001. At September 30, 2002, we currently have 3 such locations under management.

Licensing and Other Fees. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were approximately $0.50 million for 2002 and 2001.

Practice Operating Expenses. Practice operating expenses represent the direct costs associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

     Clinical Salaries, Benefits and Provider Costs include all patient service provider staff compensation and related payroll costs at the consolidated affiliated dental practices, including dentists, hygienists and dental assistants for the unconsolidated affiliated dental practices;


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

Practice operating expenses were $163.5 million for 2002 compared to $190.4 million for 2001, representing a 14.1% decrease. The decrease in practice operating expenses is primarily due to the sale of the DCA subsidiary on May 31, 2001 and seven clinical locations disposed of during 2001 and 2002. Excluding all revenues and expenses of the offices disposed of during 2001 and 2002, practice operating expenses at the remaining offices (the "Remaining Offices") was 86.1 % of total revenue for 2002 and 86.3% for 2001. The Remaining Practice operating margin was 13.9% and 13.7%, for 2002 and 2001, respectively.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $9.6 million for 2002 compared to $10.1 million for 2001, representing a 4.5% decrease. The decrease in total corporate selling, general and administrative expenses is primarily the result of the DCA sale in May 2001.

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

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of approximately $0.18 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000 we also began accruing for a stock based incentive program to certain employees that was paid in June 2002.

For 2002, we recorded total stock compensation expense of $0.15 million as compared to $6.1 million for 2001. No additional stock compensation expense is anticipated in 2002.

Loss (gain) on dental location dispositions and impairment of long-lived assets. For 2002, we recognized a gain of $0.19 million, representing $0.32 million in insurance reimbursement relating the sale of certain dental locations in 2002, which was partially offset by a recorded loss of $0.13 upon consummation of the sale of an additional dental location in June 2002. For 2001, we completed a stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana for total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.6 million recorded in 2001 included a provision for transaction related closing costs.

Additionally, during 2001 we identified several dental practices to be disposed of in the second half of 2001 and recorded a non-cash impairment charge of $6.5 million, representing the excess of the carrying value of the underlying assets to be disposed, including intangibles, property and equipment, and other assets, over their fair values.

Depreciation and Amortization. Depreciation and amortization was $3.0 million for 2002 compared to $9.3 million for 2001. Of this decrease of $6.2 million, $0.92 million is due to depreciation and amortization associated with the sale of DCA and $5.2 million as a result of the implementation of FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of our intangible assets as discussed in note 2 to the accompanying condensed consolidated financial statements.

Interest Expense. Interest expense, net of interest income, was $16.2 million for 2002 compared to $15.0 million for 2001. In April 2002 and 2001, we entered into various amendments to our outstanding Credit Facility and Levine Notes, as further described in note 5 to the condensed consolidated financial statements. These amendments increased our borrowing costs due to escalations in interest rates and the amortization of deferred closing costs over the life of the loans. These increases were partially offset by a reduction in borrowings under the credit facility (the "Credit Facility") as a result of the principal payments made in 2001 in connection with the sale of DCA.

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

In April 2001, we entered into an agreement to amend our senior subordinated debt ("Levine Note"). The amendment to the Levine Note met the criteria of substantial modification as outlined in EITF 96-19, resulting in an extraordinary charge of $5.6 million for 2001. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of warrant discount and deferred financing costs also associated with the original note agreement

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. The income tax expense of $0.09 million for 2002 and $0.15 million for 2001 represents our estimated state tax payable. We expect to utilize existing loss carryforwards to offset any federal tax payable for 2002 and 2001.

Liquidity and Capital Resources

Liquidity

We have experienced losses attributed to common stock of $5.6 million the nine months ended September 30, 2002 and for fiscal years ended 2001 and 2000, $35.1 million and $48.7 million, respectively. These past significant losses included certain charges for asset impairments, disposition of DCA and certain other dental locations, and debt restructuring and debt extinguishments, which we believe are unusual in nature. Although we have experienced losses over the two years ended December 31, 2001 due to these unusual charges, our dental facilities continue to generate significant positive cash, as reflected in cash flows from operations of $11.9 million for the nine months ended September 30, 2002 and for fiscal years ended 2001 and 2000, $19.4 million and $9.5 million, respectively.

In April 2002 the Company negotiated modifications to its credit agreement, which has an outstanding balance of $80.4 million as of September 30, 2002. As more fully described in Note 5, these modifications resulted in a permanent waiver of past covenant violations, reset covenant levels, and the principal amortization schedule was significantly modified such that approximately $20.7 million of payments was deferred until April 1, 2003. In exchange for these modifications, the Company agreed to pay certain fees and expense, in addition to interest rate increases. Based upon these modifications to the credit agreement, the Company believes that it will be able to make all scheduled debt payments through March 31, 2003, and payments due under its earn-out agreements, along with meeting its other obligations. However, there are significant installments due under the credit agreement of $7.2 million on April 1 and July 1, 2003, with the remainder due on September 30, 2003. This debt must be refinanced, modified, or otherwise retired with the proceeds of other financing or capital transactions, as the cash flow from operations is insufficient to fund the required debt payments beginning April 1, 2003. Also, there can be no assurance that the Company will meet its required payment obligations as they become due prior to April 1,2003, or that any such financing will be available or available on terms acceptable to the Company.

Current Financial Condition and Cashflows

At September 30, 2002, cash and cash equivalents were $4.4 million, representing a $2.8 million decrease in cash and cash equivalents from $7.2 million at December 31, 2001. Our working capital deficit at September 30, 2002 of $86.6 million represents an increase from a working capital deficit at December 31, 2001 of $6.3 million. This significant increase in the working capital deficit is directly attributed to the $80.4 million in Credit Facility debt included in the current portion of long-term debt which matures on September 30, 2003, as discussed in note 5 to the condensed consolidated financial statements.

Net cash provided by operations amounted to $11.9 million for 2002 compared to $15.9 million for 2001. The decrease in net cash provided by operations is primarily attributed to $5.4 million in net cash used for accounts payable activity between the two periods. Additionally, during 2001 we received an income tax refund of $1.4 million.

Net cash used in investing activities was $2.0 million for 2002 as compared to cash provided by investing activities of $12.5 million for 2001. In connection with certain completed affiliation transactions, we have agreed to pay future consideration to the sellers. The amount of future consideration payable is generally computed based upon financial performance of the affiliated dental practices during certain specified periods ("Earn-Out"). Included in the investing activities for 2002 is cash paid of $1.5 million for Earn-Out and other payments on affiliated dental practice acquisitions that closed in prior years. Cash paid for Earn-Out and acquisition closing costs were $4.2 million for 2001. Net proceeds from the disposition of dental locations were $0.56 million in 2002 compared to $22.5 million in 2001. The 2001 proceeds were primarily associated with the DCA sale transaction in May 2001. We also paid $1.1 million for property and equipment for 2002 compared to $2.7 million for 2001. There were no advances to unconsolidated affiliated practices in 2002 and $3.2 million for 2001. Advances consisted primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We advanced funds to these certain PAs during the initial years of operations, until the PA owner could repay the seller debt, and the operations improve. Such advances entirely related to our DCA division facilities, which were eliminated upon consummation of the DCA stock sale transaction in May 2001.

Net cash used in financing activities was $12.7 million for 2002, comprised of $11.4 million in debt payments and $1.3 million for payments of deferred financing costs associated with the amendment to the Credit Facility and Levine Note that was consummated in April 2002. Cash used in financing activities for 2001 was $24.9 million and primarily related to $18.4 million net credit facility payments from the DCA sale, $3.7 million on other long-term debt and capital leases payments, and $2.4 million in deferred financing costs associated with the amendment to the Credit Facility and Levine Note that consummated in April 2001.

We accrue for Earn-Out payments with respect to completed acquisitions when such amounts are probable and reasonably estimable. In addition to cash Earn-Out payments of $1.0 million during the nine months ended September 30, 2002, we also converted $1.4 million in Earn-Out amounts due into long-term notes payable. As of September 30, 2002, future anticipated Earn-Out payments of $2.7 million are accrued and included in other current liabilities. For those acquisitions with Earn-Out provisions, we estimate the total maximum Earn-Out that could be paid, including amounts already accrued, is between $3.0 and $4.0 million from July 2002 to December 2005, which is expected to be paid in a combination of cash and notes.

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

As consideration for these modifications, we agreed to an amendment fee of $1.0 million, which was paid during the three months ended June 30, 2001, and an additional fee of $1.0 million payable at maturity of the term loan if certain conditions were not met. The additional fee was paid in connection with an additional amendment to the Credit Facility consummated in April 2002, as discussed below.

On October 1, 2001, our Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, we entered into an amendment to our Credit Facility. In connection with the execution of the amendment, the lenders agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7.2 million, which were to begin on October 1, 2001. In connection with these modifications, we accrued as note principal the remaining $1.0 million due as a result of an amendment conducted in April 2001, which is payable upon maturity. We also agreed to an additional amendment fee of $1.0 million, with cash of $0.50 million payable at closing and $0.25 million to accrue as additional principal on July 1, 2002 and October 1, 2002, payable upon final maturity of the Credit Facility on September 30, 2003.

Principal amounts owed under the Credit Facility bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at the Company's option. In addition to the cash interest charges outlined above, we are to pay an incremental payment-in-kind ("PIK") interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest is payable upon maturity. We also paid a PIK fee equal to 1.0% of the outstanding principal balance on April 15, 2002, and are to pay 2.0% on October 1, 2002, and 3.0% on April 1, 2003. PIK fees are payable upon maturity.

The entire outstanding Credit Facility balance at September 30, 2002 of $80.4 million is included in the current portion of long-term debt and capital leases in the accompanying condensed consolidated balance sheets. Required principal installments are $0.30 million on October 1, 2002, and January 1, 2003, and payments of $7.2 million on April 1, 2003 and July 1, 2003, with the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments. Accordingly, $0.21 million of the $0.30 million due on October 1, 2002 was paid in July as a result of the disposition of one dental location in June 2002.

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

The amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19. As such, the amendment met the requirements of an extinguishment of debt. Accordingly, in the second quarter of 2002 we recorded an extraordinary loss of approximately $2.6 million. The extraordinary loss represents amendment fees of $2.0 million incurred to extinguish the original note and $0.60 million for the write-off of the non-amortized portion of deferred financing costs associated with the original Credit Facility agreement. Professional fees and bank PIK fees paid, or anticipated to be paid, of $5.9 million for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility. At September 30, 2002 $4.2 million in anticipated future PIK fees are included in other current liabilities.

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

In April 2001, we entered into an amendment to the Levine Note that met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note was considered extinguished, with a new note issued in its place. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we paid an amendment fee of $2.3 million, payable in additional notes, increased the PIK interest rate to 16.5% and reduced the price of the warrants from an initial strike price of $41.04 per share to $20.88 per share.

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

Our presently authorized Preferred Stock rank senior to outstanding Common Stock. The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Notes as discussed above. The Series B Preferred Stock conversion provision of the Convertible Notes has expired. Accordingly, although the Series B Preferred Stock is authorized, the Company does not expect any such shares to ever be issued. Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Note issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction. The Company does not expect any shares of Series C Preferred Stock to be issued. The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares of Common Stock the Series D Preferred Stock is convertible into. The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

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

During 2002, we disposed of one dental location for net proceeds of $0.24 million and our insurance carrier reimbursed us for $0.32 million on certain dispositions that occurred in 2001, resulting in total proceeds of $0.56 million and a gain of $0.19 million. During 2001, we disposed or identified under performing dental locations for disposition ("Disposed Locations"). In connection with the sale of DCA and Disposed Locations the Company wrote off $40.2 million in total assets, yielded proceeds of $21.4 million, net of closing costs and recorded a total loss of $12.3 million for the year ended December 31, 2001. The total recorded loss includes $1.7 million for the provision of direct transaction closing costs.

Impairment of long-lived assets

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to September 30, 2001, the provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. We are currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have completed the first step of the two-step transitional impairment analysis required by SFAS 142. This analysis indicated that the carrying amount of our net assets exceeds the fair value. Preliminary results of the second step of the transitional impairment analysis indicates that an impairment charge totaling $50 to $100 million will be required, although such analysis in not complete. This analysis will be completed in the fourth quarter of 2002.

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

At September 30, 2002, we had $80.4 million in floating rate debt under the credit facility. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the interest rate under the credit facility would have been approximately $0.60 million for the nine-months ended September 30, 2002. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the credit facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes and long-term debt obligations of $90.9 million are at fixed rates of interest.

Item 4.   Controls and Procedures

The Chief Executive Officer and Vice President, Finance of the company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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


Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)      Exhibits


99.1 Chief Executive Officer's Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Vice President, Finance's Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the three months ended September 30, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                               INTERDENT, INC.
                                                                                 (Registrant)

Date:        November 13, 2002                            By:       \s\ H. WAYNE POSEY
     ---------------------------------------                   -------------------------------------------
                                                                     H. Wayne Posey
                                                                     Chief Executive Officer


                                                          By:       \s\ ROBERT W. HILL
                                                               ----------------------------------------------------
                                                                     Robert W. Hill
                                                                     Vice President, Finance


                                  CERTIFICATION

I, H. Wayne Posey, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of InterDent, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                               \s\ H. WAYNE POSEY
                                            ----------------------------
                                            H. Wayne Posey
                                            Chief Executive Officer

                                  CERTIFICATION

I, Robert W. Hill, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of InterDent, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                             \s\ ROBERT W. HILL
                                            -------------------------
                                            Robert W. Hill
                                            Vice President, Finance