Form 10-K
period 2002-12-31
INTERDENT INC
filed 2003-04-30
CIK 1072765

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2002

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from ____________________ to _________________________

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes         No   X
                                         ----      ------


The aggregate market value of the registrant's voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on June 28, 2002) was approximately $243,000.

At April 24, 2003, 3,963,950 shares of common stock were outstanding.

                          TABLE OF CONTENTS

                                                                                                                     Page

PART I

Item 1.    Business......................................................................................................2

Item 2.    Properties...................................................................................................10

Item 3.    Legal Proceedings............................................................................................10

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................11

PART II  ...............................................................................................................12

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................................12

Item 6.    Selected Financial Data......................................................................................12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks .................................................25

Item 8.    Financial Statements and Supplementory Data..................................................................25

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................25

PART III................................................................................................................26

Item 10. Directors and Executive Officers of the Registrant.............................................................26

Item 11. Executive Compensation.........................................................................................27

Item 12. Security Ownership of Certain Beneficial Owners and Management.................................................30

Item 13. Certain Relationships and Related Transactions.................................................................31

Item 14. Controls and Procedures........................................................................................31

PART IV.................................................................................................................32

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K................................................32

                                     PART I

Item 1.  Business.

Headquartered in El Segundo, California, InterDent, Inc. ("InterDent" or the "Company") is a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

The Company was incorporated on October 13, 1998 as a Delaware corporation to facilitate the business combination of Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance ("DCA") that occurred in March 1999. Prior to the combination, GDSC and DCA were each publicly traded dental practice management companies. From 1996 through 2000, the Company (and its predecessors, GDSC and DCA) primarily focused on the expansion of our affiliated dental network through acquisitions, completing 45 transactions in 15 markets.

Through May 31, 2001, we provided management services to 224 dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of DCA and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also retained an option to repurchase the division through May 2003 and entered into a five-year collaboration agreement and license agreement to provide our proprietary software. Subsequent to the sale of DCA, we also disposed of certain under-performing locations and combined several locations into other existing locations. As of December 31, 2002 we provided management services to 137 dental offices that employ 584 dentists, including 144 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

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

Our structure allows our affiliated dentists: (1) to focus on the practice of dentistry by avoiding the burden of non-clinical administrative and management responsibilities; (2) potentially improve their income; (3) gain access to educational services and training programs, and (4) participate in our recently implemented Dental Career Path program, which is designed to provide a progressive career growth path for dentists.

Dental Services Industry

Centers for Medicare & Medicaid Services ("CMS") estimates that the annual aggregate domestic market for dental services represents 5.1% of total health care expenditures in the United States. Since 1996, the annual aggregate domestic market for dental services has increased 40%, from approximately $46.8 billion to $65.6 billion for 2001. According to CMS, the dental services industry is expected to reach nearly $105 billion by 2011. We believe that the anticipated growth in the dental industry will be driven by several factors, including:

- Increase in the availability and types of dental insurance, including managed care organizations; - Increasing demand for dental services from an aging population; - Evolution of technology which makes dental care less traumatic and, therefore, more attractive to patients; and - Increased focus on preventive and cosmetic dentistry.

The market for dental services in the United States consists of both general and specialty dentistry services. General dentistry services include preventive and diagnostic procedures such as cleanings, examinations and x-rays and restorative treatments such as fillings of cavities, gum therapy and crowns. Specialty dentistry services include endodontics, oral surgery, orthodontics, pedodontics, periodontics, and prosthodontics.

Dental care services in the United States are generally delivered through a highly fragmented system of local providers, primarily individual or small group practices. According to the American Dental Association, there are approximately 166,000 actively practicing dental professionals in the United States, with more than two thirds working in one or two practitioner practices.

Operating Strategy

We believe that our current focus on operational improvements and re-capitalization of the Company, which we expect will substantially reduce our debt, will position both the Company and our affiliated practices for strong growth in the future.

Our fundamental strategy is to develop dense, locally prominent multi-specialty dental delivery networks that provide high quality, cost-effective dental care. The key elements of this strategy and corresponding tactics are as follows:


  Strategy                                             Tactics
  Provide Convenient, Comprehensive Dental Care        +        Offer extended hours
                                                       +        Have conveniently located offices
                                                       +        Provide flexible payment options for patients
                                                       +        Add specialists (orthodontists, oral surgeons,
                                                                etc.) within the Company's network to capture
                                                                incremental, higher margin revenue
  Focus on Quality of Patient Care                     +        Facilitate quality assurance and utilization
                                                                review programs
                                                       +        Provide access to continuing education and
                                                                training programs for dental professionals
                                                       +        Evaluate new techniques and technologies
  Establish Dense Regional Dental Care Networks        +        Build geographically dense networks of dental
                                                                offices to achieve economies of scale
                                                       +        Affiliate with dental groups and practices in
                                                                selected markets that have a significant market
                                                                position
  Enhance Operational Efficiencies and Revenue         +        Centralize management and administrative functions
                                                       +        Establish procedures designed to optimize staffing
                                                                ratios and patient scheduling
                                                       +        Negotiate with third-party payors and dental
                                                                supply vendors to receive favorable payment and
                                                                contract terms
                                                       +        Add specialists within the Company's network to
                                                                capture incremental, higher margin revenue
  Integrate and Leverage our Propriety Management      +        Utilize the Company's proprietary management
  Information Systems                                           information system to: (1) optimize staffing and
                                                                patient scheduling; (2) identify and reduce unfinished
                                                                patient treatment; (3) maximize billing and collection
                                                                efforts; and (4) actively monitor the performance of
                                                                managed care and other third party contracts
  Capitalize on Managed Care Expertise                 +        Supplement fee-for-service business with selected
                                                                managed care contracts
                                                       +        Utilize proprietary MIS to actively monitor
                                                                utilization of patient groups covered by the managed
                                                                care plans

Dental Practice Network

As of December 31, 2002, our dental practice network employed 584 dentists, including 144 specialists, practicing out of 137 dental offices with 1,330 operatories located in the following geographic markets:


                       Geographic Market           Dentists             Offices            Operatories
                       -----------------           --------             -------            -----------
                 Arizona                               23                    8                   60
                 California - Northern                122                   21                  251
                 California - Southern                201                   42                  395
                 Hawaii                                35                    7                   55
                 Idaho                                 19                    2                   53
                 Nevada                                42                   11                  116
                 Oklahoma & Kansas                     20                    6                   67
                 Oregon                                87                   30                  241
                 Washington                            35                   10                   92
                                                ----------------    -----------------    -----------------
                            Total                     584                  137                1,330
                                                ================    =================    =================

Services and Operations

As discussed above, the dental care services industry is highly fragmented and because of their size limitations, most solo and small dental practices are run inefficiently without the benefit of professional management, economies of scale, and adequate information systems.

We provide such comprehensive management services with respect to all of the operations of our network of affiliated dental practices, other than the provision of dental treatment, and employ all non-clinical personnel at the affiliated dental practices. Through economies of scale, we are able to provide these services at a lower cost than could otherwise be obtained by any of the affiliated dental practices individually. The benefits to our affiliated dentists are compelling; by providing these services, dentists are able to substantially reduce the amount of time they would otherwise be required to devote to administrative matters, and are therefore enabled to dedicate more time to patient care and the growth of their professional practices. Our services can be grouped into three broad categories: administrative and financial services, personnel services and operational services.

Administrative and Financial Services

Administrative. We provide administrative services to the affiliated dental practices, including staffing, education and training, billing and collections, patient scheduling, patient treatment follow-up, financial reporting and analysis, productivity reporting and analysis, cash management, group purchasing, inventory management, advertising promotion and other marketing support. We also assist in human resources administration, professional recruiting and provide support for dental practice operations, new site development and other capital requirements. These services substantially reduce the amount of time the dentists at our affiliated dental practices are required to devote to administrative matters, thus enabling network dentists to dedicate more time to the growth of their professional practices. In addition, because of our size and purchasing power, we have been able to negotiate discounts on, among other things, dental and office supplies, property, health and malpractice insurance, and equipment.

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

Accounting Services. We provide affiliated dental practices with a full range of accounting services, including preparation of financial statements, management of accounts payable, accounts receivable, payroll administration and tax services. In addition, we assist each affiliated dental practice in the preparation of operating and financial budgets.

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

Personnel Services

Staffing and Scheduling. We provide management services that are designed to optimize staffing ratios and patient scheduling at our affiliated dental practices. We are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting our employees, which include non-dental professionals providing services to the affiliated dental practices. Staffing and scheduling services include:

-        Payroll administration;
-        Risk management;
-        Administering benefit plans;
- Analysis and advice with respect to the optimal number of general dentists, specialist dentists, dental assistants and hygienists at each dental practice;
-        Assist with scheduling; and
- Assist each affiliated dental practice with respect to expanding office hours and assisting dentists in the more efficient use of dental assistants and hygienists.

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

Quality Assurance. The clinical management procedures and treatment protocols for our affiliated dental practices vary from region to region. Under the guidance of our Dental Advisory Board, dental directors in each region review and determine these procedures and treatment protocols and we work closely with dentists and hygienists at the affiliated dental practices to assist them in implementing such procedures and protocols. Areas included among the procedures and protocols to be determined by the network of dental directors are treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. As part of the affiliated dental practices' clinical enhancement program, we assist in providing quality assurance, peer review and utilization review programs. We also perform patient surveys to monitor patient satisfaction, and periodically audit patient charts and provide advice to the dentists employed by the affiliated dental practices.

Management Information Systems. Effective use of management information systems and extensive management reporting are the key means by which we manage our network of dental offices. Management information systems is critical to successfully operating a large number of relatively small, widely dispersed operating units and is also a major tool we use to add value to affiliated practices. We utilize our extensive management information systems experience in operating dental offices to determine optimal information technology at each office, and that such information systems are uniformly implemented. Uniformity ensures that each office is operated as efficiently as possible, that data from each office is correctly compiled and integrated into meaningful management information, and allows for the staff to be efficiently interchangeable between offices.

Our proprietary web based Compass Management System ("Compass") provides various financial and management reports to the dental offices and our divisional, regional and corporate management. Compass receives data from the office management system and consolidates the data into central data warehouses. Interactive reporting is created from these databases and is made available via either the intranet, the e-mail system or via printed reports.

Compass allows us to mine the existing patient database. The software will, proactively or on command, search out patients who have not visited the office in a specified period of time. These patients can be targeted for telephone calls or other marketing attempts to draw them back into the office. Compass also focuses on treatment planning, case acceptance and case completion. The software allows us to identify treatment plans that are either not started or incomplete and target those patients for completion. We can use this data to develop action plans to improve revenue and scheduling efficiency. It also benefits the patient, whose health is certainly best served if the prescribed treatment plan is completed.

A major benefit of Compass is that it enables dentists to improve their productivity and incomes. The system provides the dentists with analyses such as their production level, average diagnosis value and treatment acceptance rates. Using this data, individual doctors can compare personal productivity levels to a peer group and then set his or her own goals and track actual results relative to established goals. The system also helps dentists and office managers better manage the managed care patients.

The system also helps maximize collections by exception based reporting which enables management to look at any time and from anywhere via the intranet and quickly determine where additional collection effort may be needed. The system captures and facilitates the analysis of encounter data, so that individual insurance plans can be stratified from low to high profitability and informed decisions can be made when it is time to consider renewing individual plans.

Management Agreements

Our affiliated dental practices are in exclusive control of all clinical aspects of the practice of dentistry and the delivery of dental services. We have entered into long-term management agreements with the affiliated dental practices under which we are the exclusive administrator of all non-clinical aspects of the dental practices. Under these agreements, we:

-    Provide facilities and equipment used by the affiliated dental practices;
-    Bill and collect receivables on behalf of the affiliated dental practices;
-    Purchase and provide supplies;
- Provide clerical, accounting, payroll, human resources, computer and other non-dental support personnel;
-    Provide management information systems and reports;
-    Negotiate contracts with managed care payors or other third parties; and
-    Assist in the recruitment of dentists.

We establish guidelines for hiring and compensating dentists and clinical personnel, although such responsibility remains with the affiliated dental practices. Specifically, the affiliated dental practices are responsible for:

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

During the terms of the agreements, all parties agree not to disclose certain confidential and proprietary information regarding the other. The affiliated dental practices are required under the management agreements to use their best efforts to enter into and enforce written employment agreements with each of their professional employees containing covenants not to compete with the affiliated dental practice in a specified geographic area for a specified period of time. The employment agreements generally provide for injunctive relief in the event of a breach of the covenant not to compete.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. Consequently, where appropriate under EITF 97-2, we consolidate all the accounts of the affiliated dental practices in the accompanying Consolidated Financial Statements, including revenues and expenses. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of certain affiliated dental practices and all significant intercompany transactions have been eliminated. For those affiliations that do not meet the criteria of consolidation under EITF 97-2, we record net management fees on the services described above and the expenses associated with providing those services under the management services agreements. The accompanying Consolidated Financial Statements are prepared in conformity with the consensus reached in EITF 97-2.

Government Regulation

General. The practice of dentistry is regulated extensively at both the state and federal level. Regulatory oversight includes, but is not limited to, considerations of fee splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation, privacy and security requirements, and state insurance regulation. In addition, federal and state laws regulate HMOs and other managed care organizations for which dentists may be providers. Dental practices must also meet federal, state and local regulatory standards in the areas of safety and health. We believe that we and our affiliated dental practices comply with all material respects with the laws and regulations to which we are subject.

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

We provide management and administration services to dental practices and believe that the fees we charge for those services are consistent with the laws and regulations of the jurisdictions in which we operate. We do not control the clinical aspects of the practice of dentistry or employ dentists to practice dentistry, except as permitted by law. Moreover, we do not employ dental hygienists. We believe that our operations comply in all material respects with the above-described laws. However, there can be no assurance that a review of our business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect our operations. Furthermore, there can be no assurance that the regulatory environment will not change, requiring us to reorganize or restrict our existing or future operations.

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

Health Insurance Portability and Accountability Act of 1996. To improve the efficiency and effectiveness of the health care system, the Health Insurance Portability and Accountability Act ("HIPAA") of 1996, Public Law 104-191, included "Administrative Simplification" provisions that required the Department of Health and Human Services ("HHS") to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated into HIPAA provisions that mandated the adoption of Federal privacy protections for individually identifiable health information.

In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of the Privacy Rule, which became effective on April 14, 2001. This Privacy Rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. By the compliance date of April 14, 2003 (April 14, 2004, for small health plans), covered entities must implement standards to protect and guard against the misuse of individually identifiable health information. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties. In March 2002, HHS published proposed modifications to the Privacy Rule, to improve workability and avoid unintended consequences that could have impeded patient access to delivery of quality health care. Following another round of public comment, in August 2002, HHS adopted as a final Rule the modifications necessary to ensure that the Privacy Rule worked as intended.

The Privacy Rule establishes, for the first time, a foundation of Federal protections for the privacy of protected health information. The Privacy Rule does not replace Federal, State, or other laws that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.

We have evaluated the effect of the proposed and final Rules published to date and have developed a task force to address and implement the standards set forth in these rules. This includes the development of set policy and procedures that are recommended by the American Dental Association. The implementation of the rules is being accomplished by training at our regular monthly and quarterly scheduled management meetings, therefore the cost of compliance is not expected to be material.

State Insurance Laws and Regulations. There are also certain regulatory risks associated with our role in negotiating and administering managed care and capitation contracts. There are risks, particularly in instances where the dental care provider typically is paid a pre-determined amount per-patient per-month from the payor in exchange for providing all necessary dental care services to patients covered under the contracts. The application of state insurance laws to reimbursement arrangements other than various types of fee-for-service arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As our affiliated dental practices or we contract with third-party payors, including self-insured plans and managed care arrangements, our affiliated dental practices or we may become subject to state insurance laws. Revenues could be adversely affected in the event our affiliated dental practices or we are determined to be subject to licensure as an insurance company or required to change the form of their relationships with third-party payors and become subject to regulatory enforcement actions.

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

Regulatory Compliance. We regularly monitor developments in laws and regulations relating to dentistry. We may be required to modify our agreements, operations or marketing from time to time in response to changes in business, statutory and regulatory environments. We structure all of our agreements, operations and marketing in accordance with the then applicable law, although there can be no assurance that our arrangements will not be successfully challenged or that the required changes may not have a material adverse effect on operations or profitability.

Competition

We compete with other dental practice management companies seeking to affiliate with dental practices. We believe that the industry will become more competitive as it continues to consolidate. We believe that we have a competitive advantage to effectively compete in each of the following areas:

-    Reputations of the dental practices within dental care networks;
-    Scope of services provided by dental care networks;
-    Management experience and expertise;
- Sophistication of management information, accounting, finance and other systems;
-    Proprietary information system; and
-    Network operating methods.

We currently compete with other dental practice management companies in our existing markets. There are also a number of dental practice management companies currently operating in other parts of the country that may enter our existing markets in the future. Many of these competitors and potential competitors have substantially greater financial resources, or otherwise enjoy competitive advantages that may make it difficult for us to compete against them or enter into additional management agreements on terms acceptable to us. In addition, we are likely to face competition from established dental practice management companies with a strong presence in the markets in which we operate.

The business of providing dental services is highly competitive in each of the markets in which our affiliated dental practices operate or in which operations are contemplated. The primary bases of such competition are quality of care and reputation, marketing exposure, convenience and traffic flow of location, relationships with managed care entities, appearance and usefulness of facilities and equipment, price of services and hours of operation. The affiliated dental practices compete with other dentists who maintain single or satellite offices, as well as with dentists who maintain group practices, operate in multiple offices or are members of competing dental practice management networks. Many of those dentists have established practices and reputations in their markets. In addition to competing against established practices for patients, the affiliated dental practices compete with established practices in the retention and recruitment of general dentists, specialists and hygienists. If the availability of dentists begins to decline in our existing or targeted markets, it may become increasingly difficult to attract and retain the dental professionals to staff the affiliated dental practices. There can be no assurance that our affiliated dental practices will be able to compete effectively with such other practices.

Insurance

We carry comprehensive liability and extended coverage insurance. Our affiliated dental practices carry professional liability and general liability insurance. Our insurance coverage is expanded to include all additional practices that we affiliate with or develop, with policy specifications, insured limits, and deductibles customarily carried for similar dental practices.

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

Employees

As of December 31, 2002, we employed 2,123 full and part-time persons, consisting of 1,058 dental assistants, 1,008 dental office and regional staff, and 57 executive and administrative staff, including 114 dental assistants and clerical personnel subject to collective bargaining agreements.

In addition, our affiliated dental practices employed 860 dental professionals, consisting of 584 dentists and 276 dental hygienists. Dentists employed by the professional associations typically enter into evergreen employment agreements, which contain non-competition and non-solicitation provisions that survive the termination of the agreement for 24 months. The non-competition provision generally prohibits a dentist from competing within a five-mile radius of any of our affiliated practices.

Item 2.  Properties.

The dental practice and business offices in our network are generally leased from various parties pursuant to leases with remaining terms expiring through 2016. Several of the leases have options to renew, and we expect to renew or replace leases as they expire. Our corporate headquarters is located in leased office space in El Segundo, California. Our ownership in facilities is limited to only one office building and land located in Hazel Dell, Washington that is occupied by one of our clinical office locations. The Company's annual lease payments were approximately $11 million for the year ended December 31, 2002.

Item 3.  Legal Proceedings.

In July 2002, InterDent's claims against Amerident of approximately $3.0 million for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation (Los Angeles Superior Court Case No. BC237600) proceeded to trial, as did the claims by Amerident for damages ranging from $8.0 million to $11.0 million against InterDent and Gentle Dental Management, Inc. related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada and breach of a promissory note. In August 2002 a mistrial was declared because there were insufficient jurors to proceed. The cases are expected to be retried in the second quarter of 2003. Management believes the Amerident claims against the Company are without merit or will not have a material adverse effect on the Company's consolidated operating results, liquidity or financial position, or cash flows.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Nasdaq in a letter dated May 16, 2002, notified the Company that it failed to comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing set forth in Market Place Rules 4450(b)(3) and 4450(b)(4), and that its securities were, therefore, subject to delisting from the Nasdaq National Market. In June, the Company was also notified that it also did not meet the minimum market value of publicly held shares requirement for transfer to the Nasdaq SmallCap Market and, as a result, the Company's common stock began trading on the OTC Bulletin Board on June 13, 2002. The Interdent, Inc. common stock symbol was also changed to DENT.OB to reflect the change in market listings

The following table sets forth, for the periods indicated, the highest and lowest per share sales price for our Common Stock as reported on the Nasdaq National Market and the OTC Bulletin Board as of June 13, 2002. Stockholders are encouraged to obtain current market quotations. All amounts in the table have been adjusted to reflect the 1-for-6 reverse split of our common stock effective August 7, 2001.

                                                   High          Low
   2001
     First Quarter                           $ 9.38         $ 2.25
     Second Quarter                            3.66           1.92
     Third Quarter                             3.00           0.73
     Fourth Quarter                            1.99           0.32

   2002
    First Quarter                             $1.45         $ 0.36
    Second Quarter                             0.75           0.10
    Third Quarter                              0.45           0.07
    Fourth Quarter                             0.50           0.12


As of April 11, 2003 there were approximately 171 holders of record of InterDent, Inc. common stock.

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

Wachovia Bank is the Transfer Agent and Registrar for the stock of InterDent, Inc. Shareholder matters, such as a transfer of shares, stock transfer requirements, missing stock certificates and changes of address, should be directed to Wachovia Bank at the following address and telephone number:

         Wachovia Bank
         1525 West W. T. Harris, Blvd.
         Building 3C3
         Charlotte, NC 28262-1153
         Telephone Numbers: 704/590-0394, or toll-free 800/829-8432

Item 6.  Selected Financial Data.

The following tables set forth selected historical financial data and other operating information for each of the fiscal years in the five-year period ended December 31, 2002. The selected financial information for each of the years in the five-year period ended December 31, 2002 has been derived from the audited Consolidated Financial Statements of InterDent. Our historical results are not necessarily indicative of future results. This selected financial information should be read in conjunction with the Consolidated Financial Statements of InterDent and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                  Years Ended December 31,
                                       --------------------------------------------------------------------------------
                                           2002            2001             2000            1999             1998
                                       --------------  --------------   --------------  --------------  ---------------
                                                      (dollars in thousands, except per share amounts)
OPERATING RESULTS:
  Total Revenues                     $      250,064  $      282,631  $       293,166  $      231,610  $      134,658
  Operating income (loss)                    17,464          (4,476)         (37,101)         13,973           5,993
  Net income (loss) before
   extraordinary item and
   cumulative effect of a change in
   accounting principle                      (5,492)        (29,478)         (48,704)          5,234           1,270
  Extraordinary loss on debt
   extinguishments, net of taxes             (2,604)         (5,601)              --              --              --
  Cumulative effect of a change in
   accounting principle, net of
   taxes                                    (89,000)             --               --              --              --
  Net income (loss) attributable to
   common stock                             (97,096)        (35,080)         (48,712)          5,222           1,248
  Net income (loss) per share
   attributable to common stock -
   Basic (a)                                  (1.44)          (7.64)          (13.19)           1.53            0.38
  Net income (loss) per share
   attributable to common stock -
   Diluted (a)                       $        (1.44) $        (7.64) $        (13.19) $         1.39 $          0.35

BALANCE SHEET DATA:
  Total assets                       $      114,867  $      210,004  $       244,229  $      241,213  $      165,134
  Total short and long-term debt
   and capital lease obligations            175,981         169,713          174,884         126,098          71,098
  Total redeemable common and
   preferred stock                               51           1,047            1,484           1,796           2,102
  Total shareholders' equity
   (deficit)                         $      (89,980) $        6,188  $        30,452  $       75,895  $       68,990


-------------------------------------

  (a) Excludes a non-cash impairment charge of $89,000 ($23.23 per share - basic and diluted) in 2002 related to the cumulative effect of a change in accounting principle in connection with adoption of the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and extraordinary losses on debt estinguishment of $2,604 in 2002 and $5,601 in 2001 (per share - basic and diluted of $0.68 and $1.45 for 2002 and 2001, respectively).



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

Overview

We are a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

Through May 31, 2001, we provided management services to dental practices in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, we completed the sale of all of the common stock of Dental Care Alliance, Inc. ("DCA"), a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under our credit facility. We also have retained an option to repurchase the division at a future date and entered into an ongoing collaboration agreement and license agreement to provide our proprietary software. As of December 31, 2002 we provided management services to 137 dental offices that employ 584 dentists, including 144 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

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

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2). For financial reporting, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. The accompanying Consolidated Financial Statements are prepared in conformity with the consensus reached in EITF 97-2.

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

Each of the DCA SAAs entered into with the PAs did not have the nominal price provision and were sold as part of the DCA sale transaction in May 2001. The Company currently has entered into two SAA with PAs, representing three locations that do not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the condensed consolidated statements of operations exclude the net patient service revenues and expenses of these PAs. The Company only includes net management fee revenues generated and expenses associated with providing services under the MSAs.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis we evaluate these estimates, including but not limited to those related to carrying value of accounts receivables, goodwill, intangible, long-lived assets, income taxes and any potential future impairment of such assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill, intangibles and long-lived assets. Our business acquisitions typically result in goodwill, intangible and long-lived assets. Management performs an impairment test on goodwill, intangible and long-lived assets annually, or more frequently when events occur such as loss of key personnel, change in legal factors, operating results, etc., which would suggest that such assets may be impaired. The determination of the value and possible impairment of such goodwill, intangible and long-lived assets requires management to make estimates and assumptions that affect our Consolidated Financial Statements, including estimating the fair value of Company assets, determining the carrying value of the balance sheet, performing a comparison of fair value to carrying value, and calculating an implied value of goodwill, intangibles and long-lived assets. If impairment is determined, we make the appropriate adjustment to the goodwill, intangible or long-lived assets to reduce the asset's carrying value.

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

Results of Operations

The following discussion highlights changes in historical revenues and expense levels for the three-year period ended December 31, 2002, as reported in our Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K.

Year Ended December 31, 2002 Statement of Operations Compared to Year Ended December 31, 2001

Dental Practice Net Patient Revenue. Dental practice net patient revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 166 such clinical locations through May 31, 2001 and 146 such locations immediately subsequent to the DCA sale transaction. Since June 1, 2001 we have sold an additional 7 under performing locations and merged 5 practice locations into other existing facilities. At December 31, 2002, of our total 137 locations under management, 134 locations meet the consolidation requirements of EITF 97-2. Dental practice net patient revenue was $248.6 million for 2002 compared to $262.1 million for 2001, representing a 5.2% decrease.

For those locations affiliated as of January 1, 2001, where the management service agreements meet the EITF 97-2 criteria for consolidation, same-store daily dental practice net patient service revenue for 2002 decreased by approximately 0.3% when compared to revenue for 2001. While there are still some under performing locations, the major factor contributing to the shift from a growth in same-store revenue in previous years to the decline in 2002 is a very poor economy and high unemployment rate in several of our markets.

Net Management Fees. Net management fees consist of revenue earned in the performance of our obligations under management service agreements at affiliated dental practices where the consolidation requirements of EITF 97-2 are not met. There were 78 such clinical locations through May 31, 2001. At December 31, 2002, we have 3 locations that do not meet the consolidation requirements of EITF 97-2. Net management fees were $0.78 million for 2002 and $19.8 million for 2001, of which $19.2 million related to DCA related practices through May 31, 2001. The decrease in these revenues is entirely related to the DCA sale transaction as essentially all of our management fees revenues were earned by our DCA subsidiary.

Licensing and Other Fees. We earn certain fees from unconsolidated affiliated dental practices for various licensing and consulting services. These revenues were approximately $0.70 million for 2002 and 2001.

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

Practice operating expenses were $218.0 million for 2002 compared to $244.5 million for 2001, representing a 10.8% decrease. The decrease in practice operating expenses is primarily due to the sale of the DCA subsidiary on May 31, 2001 and certain other clinical locations disposed of throughout 2001.

Excluding all revenues and expenses of the offices disposed of during 2001, practice operating expenses at the remaining offices (the "Remaining Offices") for 2002 were 87.2% of total revenue compared to 86.8% for 2001. The practice operating margin at the Remaining Offices for 2002 was 12.8% compared to 13.2% for 2001. The decrease in practice operating margin was attributed an overall increase in accounts receivable allowance reserves, including advances made in prior years to unconsolidated PAs. We continue to seek reductions in practice operating expenses as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our various operational initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expenses, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses decreased to $11.4 million for 2002 from $13.2 million for 2001. This decrease is primarily attributed to the elimination of our Florida corporate facility upon the sale of DCA. As a percentage of revenues, such costs decreased to 4.6% for 2002 compared from 4.7% for 2001.

Stock Compensation Expense. During 2000, we advanced $11.5 million under notes, which became non-recourse after two years to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer served as collateral for the advances. The entire balance was recorded as deferred compensation in shareholders' equity in the Consolidated Balance Sheets. The deferred compensation was being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. During the third quarter of 2001, the entire remaining non-amortized balance of deferred compensation was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000, we also provided a stock based incentive program to certain employees that matured in 2002, the cost of which was amortized as a stock compensation expense.

For 2002, we recorded total stock compensation expense of $0.15 million compared to $6.2 million for 2001. The decrease in expense from 2001 is attributed to the completion of the programs noted above. No future stock compensation expense is anticipated.

Corporate Merger and Restructure Costs. We recorded corporate restructure and merger costs associated with the business combinations between Gentle Dental Service Corporation and Dental Care Alliance, each of which became a wholly-owned subsidiary of InterDent in March 1999. During 2001, we reevaluated our level of accrued corporate merger and restructure cost, and as a result of our analysis, a reduction in the reserve was recorded, resulting in a reduction to expenses of $1.2 million.

Dental Location Dispositions and Impairment of Long-lived Assets. During 2002, we disposed of a dental office location and a fifty percent equity investment in a joint venture of another dental practice location. We were also reimbursed from an insurance carrier for a claim of loss on the sale of certain disposed locations that occurred in 2001. In connection with these events, we wrote off $0.37 million in total assets and recorded a gain on dental locations dispositions of $1.0 million.

The completion of the stock sale of DCA during 2001, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana represented total consideration of $36 million, including cash of $26.5 million and the assumption of related debt and operating liabilities, and a license fee of $2.6 million, payable in future installments. The loss of $5.8 million recorded in 2001 includes a provision for transaction related closing costs. Additionally, during 2001 we disposed or identified several under performing dental locations for disposition and recorded a charge of $6.5 million, representing the excess of the carrying value of the underlying assets to be disposed of, including intangibles, property and equipment, and other assets over the sale price. Total net proceeds of $21.4 million from the disposition of subsidiary and dental locations were primarily utilized to pay down the outstanding balance under our credit facility, as required by the credit facility agreement.

Depreciation and Amortization. Depreciation and amortization was $4.0 million for 2002 compared to $12.0 million for 2001. Of this decrease of $8.0 million, $0.92 million is due to depreciation and amortization associated with the sale of DCA and $6.9 million as a result of the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of our intangible assets as discussed in note 7 to the accompanying Consolidated Financial Statements.

Interest Expense. Interest expense, net of interest income, was $22.4 million for 2002 compared to $19.7 million for 2001. During 2002 and 2001, we paid interest due of $10.1 million and $7.4 million, respectively, as interest payment-in-kind ("PIK"), in the form of additional notes. Because of our ability to PIK a significant level of our current interest due under the terms of various debt arrangements, we had sufficient cash flows to meet our other interest and operating expense requirements during 2002 and 2001.

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

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. For 2002, no income taxes are due as a result of the recorded loss for the period. Income tax expense of $0.12 million recorded for 2001 represented our state tax payable. We did not recognize a tax benefit for the losses incurred in 2002 and 2001 as our tax loss carryforwards are fully reserved by a valuation allowance, due to their uncertainty in realization.

Extraordinary loss on debt extinguishments. In April 2002, we entered into an additional amendment to the Credit Facility. The amendment meets the criteria of substantial modification as outlined in EITF 96-19. As such, the original Credit Facility is considered extinguished, with a new Credit Facility issued in its place. Accordingly, we recorded an extraordinary charge of $2.6 million related to the early extinguishment of debt for 2002. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fees of $2.0 million incurred and $0.60 million for the write-off of the non-amortized portions of previously recorded deferred financing costs associated with the original facility agreement.

We entered into an agreement to amend our senior subordinated debt ("Levine Note") in April 2001. The amendment to the Levine Note has met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note is considered extinguished, with a new note issued in its place. Accordingly, we recorded an extraordinary charge of $5.6 million for 2001 related to the early extinguishment of debt. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents the amendment fee of $2.2 million incurred to extinguish the original note and $3.4 million for the write-off of the non-amortized portions of the warrant discount and deferred financing costs associated with the original note agreement.

Cumulative Effect of a Change in Accounting Principle. In January 2002 we adopted the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires us to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. We performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and recorded a non-cash impairment charge of $89.0 million to reduce the carrying value of our intangibles. Such non-cash impairment is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. For additional discussion on the impact of adopting SFAS 142, see
Note 7 to the accompanying Consolidated Financial Statements.

Year Ended December 31, 2001 Statement of Operations Compared to Year Ended December 31, 2000

Dental Practice Net Patient Revenue. Dental practice net patient revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 166 such clinical locations through May 31, 2001 and 146 consolidated locations immediately subsequent to the DCA sale transaction, and 139 consolidated locations at December 31, 2001. Dental practice net patient revenue was $262.1 million for 2001 compared to $249.3 million for 2000, representing a 5.1% increase.

This revenue growth is partially due to the addition of 4 affiliated dental practices at the end of August 2000, representing 21 locations, although 15 of these offices were subsequently sold as part of the DCA sale on May 31, 2001. Included in dental practice net patient revenue for 2001 and 2000 was $11.4 million and $9.0 million, respectively, of revenues from clinical locations included in the DCA sale transaction. Also, $3.7 million of the increase is associated with an acquisition of six clinical locations effective September 2000 that were not sold as part of the DCA transaction. These increases in revenues were offset by the disposition of six clinical locations during 2001, representing $4.4 million.

We were also able to effectively increase total dental practice net patient revenue at existing facilities. For those locations affiliated as of January 1, 2000, where the management service agreements meet the EITF 97-2 criteria for consolidation, same-store dental practice net patient revenue for 2001 increased by approximately 7.4% when compared to revenue for 2000.

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

Stock Compensation Expense. During 2000, we advanced $11.5 million under notes which became non-recourse after two years to certain officers in order to retain and provide incentives to such officers, where shares of our stock owned by each officer served as collateral for the advances. The entire balance was recorded as deferred compensation in shareholders' equity in the Consolidated Balance Sheets. The deferred compensation was being amortized over the life of the advances as stock compensation expense, representing the difference in the amount of the advances and the value of the collateral at the date of the loans. The total original advance included advances of $5.9 million to DCA officers. These advances were sold in connection with the sale of DCA. The remaining non-amortized outstanding balance of deferred compensation associated with the advances to DCA officers at the time of the sale transaction of $4.6 million was included in the determination of impairment of long-lived assets recorded in the fourth quarter of 2000. During the third quarter of 2001, the entire remaining non-amortized balance of deferred compensation was written off as a result of the acceleration of the non-recourse provision of the advance due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

In connection with the execution of an officer's amended employment agreement, a note receivable and related accrued interest of $0.2 million were to be forgiven, subject to provisions of the agreement. The note and accrued interest were being expensed over the twenty-four month service period ending May 2002. During the third quarter of 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. In 2000, we also provided a stock based incentive program to certain employees, the cost of which was amortized as a stock compensation expense.

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

During 2001, we reevaluated our level of accrued corporate merger and restructure cost, and as a result of our analysis, a reduction in the reserve was recorded, resulting in a reduction to expenses of $1.2 million.

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

Interest Expense. Interest expense, net of interest income, was $19.7 million for 2001 compared to $15.3 million for 2000. During 2001 and 2000, we paid interest of $7.4 million and $2.2 million, respectively, as interest payment-in-kind ("PIK"), in the form of additional notes.

This increase in interest expense was due to additional debt incurred under our credit facility (the "Credit Facility") to complete additional dental practice affiliations and make earn-out payments associated with past affiliations. For the two-years ended December 31, 2001, combined we paid total cash consideration paid for practice affiliations was $30.3 million. In addition, we experienced an overall increase in market rates of interest during 2000. The easing of interest rates by the Federal Reserve, along with our pay down on the Credit Facility resulting from the sale of DCA, mitigated our increased borrowing amounts associated with our Credit Facility.

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

Liquidity and Capital Resources

Proposed Restructuring

On April 30, 2003, we reached an agreement on the terms of a financial restructuring with our senior lenders and the holders our Senior Subordinated Debt. If implemented, the restructuring will extinguish all of our existing common and preferred equity.

If the restructuring is confirmed as currently proposed, our outstanding senior and senior subordinated debt as of April 1, 2003 will be reduced from approximately $128 million to approximately $38 million by conversion of $90 million of the debt into equity. The restructuring will also eliminate our $39 million convertible subordinated debt. Two of our existing lenders have agreed to provide us with a $7.5 million debtor-in-possession credit facility.

It is expected that the restructuring will be completed through a pre-arranged filing under Chapter 11 of the United States Bankruptcy Code (the "Code") by the Company and the subsequent judicial confirmation of a plan of reorganization under the Code. Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the $128 million of Senior Secured Debt and Senior Subordinated Debt, we believe there is a strong likelihood that the proposed restructuring will be confirmed. The principal effects of the restructuring on our debt will be as follows.

Senior Secured Debt and Senior Subordinated Debt. There was approximately $84 million of Senior Secured Debt outstanding under the Credit Facility as of April 1, 2003. Of this amount, approximately $38 million was held by JP Morgan Chase Bank, Fleet Capital Corporation and U.S. Bank National Association (collectively, the "Bank Lenders") and $47 million was held by funds managed by DDJ Capital Management, LLC and Pleasant Street Investors, LLC (the "Other Senior Lenders"). In addition, Levine Leichtman Capital Partners II, L.P. ("LLCP") held approximately $44 million of Senior Subordinated Debt.

The full amount of the $38 million of Senior Secured debt held by the Bank Lenders will be assumed by us following the reorganization and restructured as follows (the "Restructured Bank Debt"):

The Restructured Bank Debt will have a three-year term and bear interest at prime plus 2.5% or, at our option, LIBOR plus 4.0%. The principal will be payable as follows: $400,000 during 2003, $5 million in equal quarterly installments during 2004, $6 million in equal quarterly installments during 2005, and $2 million payable each quarter during 2006 until maturity, when the total unpaid balance will be due.

The $90 million of Senior Secured Debt and Senior Subordinated Debt held by the Other Senior Lenders and LLCP will be converted into equity, consisting of common stock, a new issue of 5% convertible preferred stock and warrants to purchase additional common stock constituting 16.5% of the Company's common stock assuming conversion of the new convertible preferred stock.

Convertible Subordinated Debt. While the restructuring will eliminate the approximately $39 million of Convertible Subordinated Debt outstanding as of April 1, 2003, under certain circumstances the holders of this debt might receive the right to purchase an aggregate of 3% of the fully diluted common stock of the Company.

Debtor-in-Possession Credit Facility. Certain of our Senior Secured Lenders have agreed to provide a $7.5 million debtor-in-possession credit facility (the "DIP Facility") to pay certain post-petition expenses. The DIP Facility will become available on the first day following its approval by the Bankruptcy Court and will have a 180-day term, subject to earlier termination upon the occurrence of certain events. Amounts borrowed under the DIP Facility will have super-priority status and will be secured by a first priority security interest in, and lien on, all assets of the Company.

The DIP Facility will bear interest at an annual rate ranging from 10% to 13% over the life of the facility, and will require payment of additional interest in the event of a default. On the closing date, a commitment fee equal to 2.5% of the commitment will be due the lenders, and upon termination an additional fee equal to 2.5% of the commitment will be due. In exchange for the termination fee, the lenders have agreed that if a plan of reorganization described herein is confirmed, we will have the right to convert the DIP Facility into a revolving credit facility.

Liquidity

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 2002 financial statements. The paragraph states that the Company has accumulated losses for the last three years, expects to incur additional losses in the foreseeable future, has debt due in 2003 which it cannot pay from cash flows generated from operations, and needs to obtain additional capital, restructure its balance sheet, or a combination of both to sustain future operations and continue as a going concern. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company experienced losses attributed to common stock of approximately $97.1 million for 2002, $35.1 million for 2001, and $48.7 million for 2000. Contributing to these significant losses are certain charges for asset impairments, the disposition of DCA and several other dental locations, debt restructuring and debt extinguishments, and stock compensation retention programs. The Company does not anticipate future significant non-reoccurring charges; however, net losses are expected to continue until a long-term debt and equity restructuring plan is implemented.

While the Company experienced losses for each of the three years in the period ended December 31, 2002, the Company's dental facilities continue to generate positive cash flow, as reflected in cash flows from operations of $12.2 million for 2002, $19.4 million for 2001 and $9.5 million for 2000. This ability to generate positive cash flow from operations was instrumental in the Company's negotiation for modifications to its existing credit agreement in April 2002. As more fully described in Note 9 to the accompanying Consolidated Financial Statements, these modifications resulted in a permanent waiver of past covenant violations, reset covenant levels, and the principal amortization schedule was significantly modified such that approximately $20.7 million of payments were deferred until April 1, 2003. These modifications were designed to temporarily relieve the Company from its short-term debt service obligations until a long-term debt and restructuring plan can be implemented. Under modifications of the credit agreement, a principal payment of $6.8 million is due on April 1, 2003 and $7.2 million is due on July 1, 2003. The remaining $67.7 million outstanding at December 31, 2002 is due on September 30, 2003.

On March 31, 2003, the banks agreed to an amendment to postpone substantially all of the April payment due until April 30, 2003. Based upon the proposed long-term financial restructuring plan discussed above, management anticipates an additional postponement from the banks through May 9, 2003. Due to the number of uncertainties, many out of our control, there can be no assurance that we will be able to consummate any financial restructuring or continue as a going concern.

Current Financial Condition and Cashflows

At December 31, 2002, cash and cash equivalents were $3.0 million, representing a $4.2 million decrease in cash and cash equivalents from $7.2 million at December 31, 2001. The decrease in cash was primarily due to $2.5 million in additional disbursements related to the timing of our weekly accounts payable check processing runs.

Our working capital deficit at December 31, 2002 of $164.6 million represents an increase in the working capital deficit from December 31, 2001 of $6.3 million. This significant increase in the working capital deficit is directly attributed to the $161.4 million in our Credit Facility, senior subordinate notes, and subordinated convertible notes included in the current portion of long-term debt, as discussed in note 9 to the accompanying Consolidated Financial Statements.

Net cash provided by operations amounted to $12.2 million for 2002 compared to $19.4 million for 2001, a decrease of $7.2 million. The total decrease in cash provided by operations is primarily attributed to $3.9 million generated by DCA prior to its sale in May 2001 and federal income tax refunds received in 2001 of $2.2 million.

Net cash used in investing activities was $1.8 million for 2002, comprised of cash used of $1.6 million for property and equipment expenditures and $1.6 million for earn-outs and trailing costs on acquisitions that closed in prior years, offset by $1.4 million in cash received from the disposition of certain dental locations. For 2001 cash provided by investing activities was $9.4 million. Included in the investing activities for 2001 is cash paid of $4.2 million for earn-out payments and $1.0 million of trailing closing costs on affiliated dental practice acquisitions, which closed in prior years. We also paid $3.7 million for property and equipment for 2001. Advances to unconsolidated affiliated practices of $3.2 million for 2001 were also made. Advances consisted primarily of receivables from PAs due in connection with cash advances for working capital and operating purposes to certain unconsolidated PAs. We advanced funds to these certain PAs during the initial years of operations, until the PA owner could repay the seller debt, and the operations improve. Such advances entirely related to our DCA division facilities, which were eliminated upon consummation of the DCA stock sale transaction in May 2001. Net proceeds from the DCA sale and other dental location dispositions of $21.4 million for 2001 were utilized to pay down the outstanding credit facility balance.

Cash used in financing activities for 2002 was $14.6 million, comprised of $13.2 million for debt and lease obligations and $1.4 million for debt amendment fees and related direct closing costs. Net cash used in financing activities was $26.8 million for 2001, of which $18.7 million represents the pay down of the credit facility from the DCA sale proceeds partially offset by subsequent borrowings. During 2001 we paid $2.4 million in debt amendment fees and related closing costs. The remainder of cash used in financing activities during 2001 primarily represents scheduled payments on long-term debt and capital leases.

In connection with certain completed affiliation transactions, we have agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. As of December 31, 2002, future anticipated earn-out payments of $1.0 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is between $2.0 million and $3.0 million through December 2004, which is expected to be paid in a combination of cash and notes.

Outstanding Debt and Other Financing Arrangements

         Credit Facility Term Note

In April 2001, we entered into amendments to our existing Credit Facility to amend certain covenants. In connection with the execution of the amendments, the banks waived the defaults under the Credit Facility that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years. Additionally, the banks agreed to certain other changes including a revised term and provisions regarding asset sales and new financing. As consideration for these modifications, we agreed to an amendment fee of $1.0 million, which was paid during the three months ended June 30, 2001, and an additional fee of $1.0 million payable at maturity of the term loan if certain conditions were not met. The additional fee was paid in connection with an additional amendment to the Credit Facility consummated in April 2002, as discussed below. We also issued warrants to the banks to purchase an aggregate of 166,667 shares of the Company's common stock at a strike price of $3.66 per share. During the year ended December 31, 2001, we recorded a charge of $3.9 million for the write-off of certain prepaid debt costs related to previously entered into credit facility agreements, loan amendment fees, warrant issuance and associated professional fees incurred in connection with the execution of the amended credit facility agreement.

On October 1, 2001, the Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, we entered into an amendment to the existing Credit Facility. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7.2 million, which were to begin on October 1, 2001. In connection with these modifications, the Company accrued as principal the remaining $1.0 million due as a result of the amendment in 2001 as discussed above, which is payable upon maturity. We also agreed to an additional amendment fee of $1.0 million, with cash of $0.50 million and the remaining $0.50 million accrued as principal, payable upon final maturity of the Credit Facility on September 30, 2003.

Principal amounts owed under the Credit Facility bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at our option. In addition to the cash interest charges outlined above, we are to pay an incremental payment-in-kind ("PIK") interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest is payable upon maturity. We also paid a PIK fee equal to 1.0% of the outstanding principal balance on April 15, 2002, 2.0% on October 1, 2002, and 3.0% on April 1, 2003. PIK fees are payable upon maturity.

The entire outstanding Credit Facility balance at December 31, 2002 of $81.6 million is included in the current portion of long-term debt and capital leases in the accompanying Consolidated Balance Sheets. Required principal installments due are $6.8 million on April 1, 2003, $7.2 million on July 1, 2003 and the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments.

The Credit Facility contains several covenants, including but not limited to, restrictions on our ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earn-out and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. Our obligations under the Credit Facility, including the applicable subsidiaries in the guarantees, are secured by a security interest in substantially all assets of each of such entities.

The 2002 amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19 and is accounted for as an extinguishment of debt. Accordingly, in the second quarter of 2002 we recorded an extraordinary loss of approximately $2.6 million. The extraordinary loss represents amendment fees of $2.0 million incurred to extinguish the original Credit Facility and $0.60 million for the write-off of the non-amortized portion of deferred financing costs associated with the original note agreement. Professional fees and bank PIK fees paid, or anticipated to be paid, of $6.2 million for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility. At December 31, 2002, $2.3 million in anticipated future PIK fees is included in other current liabilities.

         Senior Subordinated Notes

In June 2000, we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. under a securities purchase agreement. The equity portion of the transaction comprised 458,333 shares of common stock valued at $11.0 million. The debt portion of the transaction comprised a senior subordinated note with a face value of $25.5 million (the "Levine Note"). We also issued a warrant to purchase 354,167 shares of the InterDent's common stock at an initial price of $41.04 per share, which as described below, was subsequently reduced to $20.88 per share. The warrant was valued at $2.7 million. The warrant value was reflected as a discount to the face value of the Levine Note and has been subsequently written off as discussed below.

In April 2001, we entered into an amendment to the Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. The Amendment met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note was considered extinguished, with a new note issued in its place. The extinguishment was recorded as an extraordinary charge of $5.6 million. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents $3.3 million for write-off of the non-amortized portion of the warrant discount and deferred financing costs associated with the original note and an amendment fee of $2.3 million incurred to extinguish the original note. In addition to the amendment fee, the PIK interest rate was increased to 16.5% and price of the warrants was reduced from an initial strike price of $41.04 per share to $20.88 per share. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the Levine Note.

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

Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or defined excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. We are currently issuing PIK notes at 17.0% for payment of current interest amounts owed. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios.

The entire principal of the Levine Note is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty. For financial reporting purposes, the Levine Note has been accelerated to current portion of long-term debt as discussed in note 9 to the accompanying Consolidated Financial Statements.

         Subordinated Convertible Notes

In 1998, we issued $30.0 million of subordinated convertible notes ("Convertible Notes"). The Convertible Notes mature June 2006 and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note, which we are currently exercising for payment of current interest amounts due. As outlined the note agreement, the interest rate on the Convertible Notes has increased to 8.0% as a result of our election to pay the current interest due in a PIK note. In April 2001, we entered into an amendment to the Convertible Notes and the lender waived the cross-default provision that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, we agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40.

For financial reporting purposes, the Convertible Notes have been accelerated to current portion of long-term debt as discussed in note 9 to the accompanying Consolidated Financial Statements.

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

Our presently authorized Preferred Stock rank senior to outstanding Common Stock. The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Notes as discussed in note 9 to the Consolidated Financial Statements. The Series B Preferred Stock conversion provision of the Convertible Notes has expired. Accordingly, although the Series B Preferred Stock is authorized, we do not expect any such shares to ever be issued. Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Note issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction. We do not expect any shares of Series C Preferred Stock to be issued. The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares Common Stock the Series D Preferred Stock is convertible into. The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

A total of 36,920 and 56,541 outstanding shares of Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase by us at the original issue price at our election.

Dental Location Dispositions

Effective May 31, 2001, we completed the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia and Indiana. The transaction also includes the assets associated with the notes receivable made to officers of DCA as discussed in the notes to the Consolidated Financial Statements. Total consideration was $36.0 million, less the assumption of related debt and operating liabilities. Upon the two-year anniversary of the transaction close, we shall have the right to repurchase the assets of DCA, subject to a minimum price, as defined in the agreement. In connection with the sale of assets, we entered into a five-year license agreement totaling $2.6 million, for the use of our proprietary practice management system, subject to negotiations for additional term extensions. The $2.6 million paid to us is recorded as deferred revenues and amortized over the life of the agreement. The parties also entered into a transition services agreement and a business collaboration agreement delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems, and other similar operational matters.

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

During 2002, we disposed of a dental office location and a fifty percent equity investment in a joint venture of another dental practice location. We were also reimbursed from an insurance carrier for a claim of loss on the sale of certain disposed locations that occurred in 2001. In connection with these events, we wrote off $0.4 million in total assets, yielded proceeds of $1.4 million, net of closing costs and recorded a total gain on dental locations dispositions of $1.0 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, which could expose us to significant market risk. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon LIBOR or the prime rate, as discussed in the notes to Consolidated Financial Statements.

At December 31, 2002, we had $84.8 million in floating rate debt under the Credit Facility and other long-term debt. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the average interest rate under the credit facility would have an impact of approximately $0.85 million for the year ended December 31, 2002. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the Credit Facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes, convertible subordinated dent, long-term debt and capital lease obligations of $91.2 million are at fixed rates of interest.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth beginning at pages F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to the executive officers and directors of InterDent is set forth below.

                Name                 Age                          Position

H. Wayne Posey.......................64    Chairman of the Board, President and
                                           Chief Executive Officer
Ivar Chinna .........................40    Chief Operations Officer
Robert Hill .........................40    Vice President of Finance& Accounting
Paul Keckley, Ph.D. (1)(2)...........52    Director (term expires in 2003)
Steven Hartman (1)(2)................36    Director (term expires in 2004)
Gerald R. Aaron, D.D.S...............57    Director (term expires in 2005)
         .........

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

Ivar Chhina. Mr. Chhina was appointed Interim Chief Operating Officer on January 1, 2003. Prior to his appointment to Interim Chief Operating Officer, Mr. Chinna served as the Special Assistant to the CEO since October 8, 2000. Previously, Mr. Chhina was President & COO of ChartOne, Inc., a private, healthcare technology and service provider to over 1,400 U.S. hospitals. Mr. Chhina led its spin-off and LBO from QuadraMed Corp., a public healthcare technology company for which Mr. Chhina was a Division President. Prior to QuadraMed, Mr. Chinna was the CFO for PHG, Inc., a national litigation support and healthcare technology/services company that merged with QuadraMed. Prior to this, Mr. Chhina was a Principal for Mehta & Co., Inc., a private equity merchant bank, where he assumed senior operating and consulting roles with portfolio companies.

Robert  Hill.  Mr.  Hill joined  InterDent  in April 2002 as Vice  President  of
Finance & Accounting. Effective October 1, 2002, Mr. Hill was appointed an executive officer. Previously, Mr. Hill served as Vice President - Finance for Gruma Corporation, the parent company of Mission Foods where he was employed since 1992. In addition to serving on Gruma's management committee, Mr. Hill was responsible for numerous financial and planning functions including managing the company's external relationships with the financial community. Prior to Gruma, Mr. Hill held various positions at ARCO and AmSouth Bank.

Paul Keckley, Ph.D. Dr. Keckley has been a director of InterDent since March 12, 1999. Prior to that time, Dr. Keckley was a director of Gentle Dental Service Corporation beginning in December 1996. Since 1999, Dr. Keckley has been President and CEO of EBM Solutions, Inc., a clinical decision support company based in Nashville, TN. From 1994 to 1999, Dr. Keckley was Vice President Strategic Development at PhyCor, Inc. Dr. Keckley previously served as a director of PhyCor, Inc., and from 1985 to 1994 he was President of The Keckley Group, a market research and strategic planning firm for hospitals, health systems, medical practices and health maintenance organizations.

Steven Hartman. Mr. Hartman has been a director of InterDent since October 8, 2002. Mr. Hartman joined Levine Leichtman Capital Partners in 1996 and is currently a vice president of the firm and participates in investment due diligence, negotiation of definitive documents and monitoring of portfolio companies. Prior to joining Levine Leichtman Capital Partners, Mr. Hartman worked in the Corporate Finance Department at Financiere Indosuez in Paris, France, originating and structuring mergers and acquisitions. From 1988 to 1990, Mr. Hartman was a financial analyst at Lehman Brothers in the Corporate Finance Department specializing in middle-market transactions.

Gerald Aaron, D.D.S. Dr. Aaron is a Board certified Pediatric Dentist. Dr. Aaron has been employed by one of InterDent's affiliated dental practices, Gentle Dental of Oregon, P.C. since 1991. Dr. Aaron was appointed a member of the Board of Directors of InterDent in October 2001 and is Chair of the InterDent Dental Advisory Board. Prior to joining Gentle Dental, Dr. Aaron achieved the rank of Colonel in the United States Army and was the consultant to the Office of the Surgeon General of the Army on Pediatric Dentistry from 1987-1991.

                  Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them during fiscal year 2002, except as follows: Robert Hill and Steven Hartman was each late in filing initial report of beneficial ownership.

Item 11.  Executive Compensation.

                           Summary Compensation Table

The following table sets forth the compensation earned, by the Company's Chief Executive Officer and other executive officer whose salary and bonus for fiscal 2002 was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 2002 has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the table collectively will be referred to as the "Named Officers."


                                                                                   Long-Term
                                                                                  Compensation
                                                     Annual Compensation           Securities
                                                                                   Underlying         All Other
          Name and Principal Position            Year   Salary ($)  Bonus ($)     Options (1)      Compensation ($)
          ---------------------------            ----   ----------  ---------     -----------      ----------------
H. Wayne Posey - Chairman of the Board,          2002       416,346    503,542               -              -
   President and Chief Executive Officer (2)     2001       127,615          -         200,000              -

L. Theodore Van Eerden - Executive Vice          2002       184,615     15,916               -          197,500(4)
   President and Chief Financial Officer (3)     2001       196,153          -          50,000              -
                                                 2000       182,917     60,000          50,000              -


(1) All share amounts have been adjusted to reflect the 1-for- 6 reverse split on August 7, 2001.
(2) Mr. Posey was appointed Chairman of the Board, President and Chief Executive Officer effective September 5, 2001. Mr. Posey's current annual base salary is $450,000.
(3) Mr. Van Eerden resigned as Chief Financial Officer effective September 30, 2002. Mr. Van Eerden's annual base salary was $240,000.
(4) The Company entered into an Employee Retention Incentive Agreement with Mr. Van Eerden, as approved by the Board in June 2000, to grant him rights with respect to a previously granted option ("Option"). Subject to the terms and conditions of the agreement, the Company granted to Mr. Van Eerden the right (the "Cash-out Right"), commencing on June 16, 2002, to surrender a 15,000-share portion of the Option for a maximum cash payment of $197,500, subject to applicable tax withholding. In June 2002, Mr. Van Eerden exercised the maximum Cash-out Right.

                        Option Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to the Named Executive Officers during the fiscal year 2002.

              Aggregate Option Exercises and Fiscal Year End Values

None of the Named Executive Officers exercised any options during 2002. The table below sets forth information with respect to option exercises and the unexercised options held by the Named Executive Officers as of the end of 2002. No stock appreciation rights were exercised during such fiscal year, and no stock appreciation rights were outstanding at the end of such fiscal year.


                                                              Number of Securities         Value Of Unexercised
                                                             Underlying Unexercised       "In-the-Money" Options
                                Shares                         Options at Fiscal        At Fiscal Year End ($) (1)
                                                                                        --------------------------
                                                                Year End (#) (1)                    (2)
                                                                ----------------                    ---
                               Acquired
           Name              on exercise       Value
                                  (#)       Realized ($)   Exercisable   Unexercisable  Exercisable  Unexercisable
H. Wayne Posey                     -             -           127,161        81,695           -             -
L. Theodore Van Eerden (3)         -             -              -              -             -             -


 -----------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option. Options are "out-of-the-money" if the exercise price of the option exceeds the fair market value of the underlying securities.
(2) Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at December 31, 2002 (based on the closing price of $0.27 for the Company's common stock on the OTC Bulletin Board for December 31, 2002) and the exercise price of the options.
(3) All of Mr. Van Eerden's outstanding options were cancelled 90 days subsequent to his resignation as Chief Financial Officer effective September 30, 2002.

                      Equity Compensation Plan Information

The Company currently maintains five equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. The Company's shareholders approved each of these compensation plans. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2002:

                                                                                             Number of securities
                                                                                             remaining available
                                                                                             for future issuance
                                            Number of securities                                 under equity
                                              to be issued upon       Weighted-average        compensation plans
                                                 exercise of          exercise price of     (excluding securities
                                            outstanding options,    outstanding options,     reflected in column
                                             warrants and rights     warrants and rights             (a))
               Plan category                         (a)                     (b)                     (c)
                                            ----------------------  ----------------------  -----------------------
   Equity compensation plans approved by
     security holders                            339,211(1)                $11.01                 711,152(2)
   Equity compensation plans not
     approved by security holders                   None                    None                     None
                                            ----------------------  ----------------------  -----------------------
                   Total                           339,211                 $11.01                  711,152
                                            ======================  ======================  =======================

(1) Includes 25,362 outstanding options granted by three plans that have been frozen ("Frozen Plans").
(2) Excludes the Frozen Plans, as no additional grants are available under these plans.

                            Compensation of Directors

In fiscal 2002, non-employee members of the Board received no annual fees for service, except for Mr. Keckley, who received fees of $35,250. Non-employee members of the Board are reimbursed for their reasonable expenses incurred in connection with attending Board meetings.

         Employment Contracts and Termination of Employment Arrangements

The Company entered into a new employment agreement with H. Wayne Posey as of January 1, 2003, which expires on December 31, 2003. During the term of the agreement, Mr. Posey shall serve as the Chairman and Chief Executive Officer of the Company, and in such capacity shall hold the most senior positions in the Company and shall be responsible to the Board of Directors of the Company (the "Board"). The agreement sets the annual base salary for Mr. Posey at $450,000, increasing to $500,000 on June 1, 2003. The agreement outlines Mr. Posey's benefits as an employee, including the right to participate in the Company performance based incentive bonus plan. The agreement also outlines the granting of 100,000 incentive stock options to Mr. Posey, with 75,000 such options immediately vested and provides that all option grants shall represent a specific minimum percentage ownership of the Company or its successors immediately following a restructuring event. The employment agreement provides that if Mr. Posey is terminated by the Company for any reason other than "cause" or by Mr. Posey for "good reason", he is entitled to receive certain severance payments. The severance payments are in cash or Company Common Stock, at Mr. Posey's election, in an amount equal to his annual base salary in effect at the time of his termination.

The Company entered into an amended employment agreement with Ivar S. Chhina as of December 31, 2002 effective January 1, 2003, which expires on March 31, 2004. During the term of the agreement, Mr. Chhina shall serve as Interim Chief Operating Officer. The agreement sets the annual base salary for Mr. Chhina at $280,000 and the payment of retention bonuses of $75,000 on March 31, 2003 and 2004, if Mr. Chinna is employed on such dates. The agreement also outlines the granting of 225,000 incentive stock options to Mr. Chinna, with 90,000 such options immediately vested and provides that all option grants shall represent a specific minimum percentage ownership of the Company or its successors immediately following a qualified restructuring event. The employment agreement provides that if Mr. Chinna is terminated by the Company for any reason other than "cause" or by Mr. Chinna for "good reason", he is entitled to receive certain severance payments equal to his annual base salary in effect at the time of his termination.

The Company entered into an employment agreement with Robert W. Hill as of April 8, 2002. The agreement sets the annual base salary for Mr. Hill at $140,000. The agreement also outlines a minimum bonus of $10,000 for fiscal year 2002, payable the earlier of within 30 days of completion of the Company's annual audit or a Change in Control, as defined. The employment agreement provides that if the Company for any reason other than "cause" terminates Mr. Hill, he is entitled to receive certain severance payments equal to one-half of his annual base salary in effect at the time of his termination.

The Company entered into an employment agreement, effective as of March 11, 1999, with L. Theodore Van Eerden, as amended on October 11, 2001 (collectively the "Amended Agreement"). Pursuant to his Amended Agreement, Mr. Van Eerden served as the Company's Executive Vice President, Chief Financial Officer, and Secretary at an annual base salary of $240,000. The Amended Agreement provided that if Mr. Van Eerden was terminated by the Company for any reason other than "cause" or by Mr. Van Eerden for "good reason," as such terms are described in the agreement, he is entitled to receive certain severance payments equal to twelve monthly payments in an aggregate amount equal to his annual base salary. Mr. Van Eerden resigned as Chief Financial Officer effective September 30, 2002.

           Compensation Committee Interlocks and Insider Participation

During 2002, the following members of the Board of Directors served on the Compensation Committee: Steven Hartman, Paul Keckley, Robert Finzi, and Robert Raucci. Current members of the Compensation Committee consist of Steven Hartman and Paul Keckley. No other compensation committee member was an officer or employee of the Company at any time during fiscal 2002.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2002 for (i) all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each person listed in the table is 222 North Sepulveda Boulevard, Suite 740, El Segundo, California 90245.


                                       Name                                        Number of          Percent
                                                                                 Shares (#)(1)         (%)(2)
      H. Wayne Posey (3)..............................................               148,379            3.77%
      Ivar Chinna ....................................................                     -               *
      Robert Hill ....................................................                     -               *
      L. Theodore Van Eerden .........................................                   246               *
      Gerald Aaron ...................................................                   430               *
      Paul Keckley ...................................................                     -               *
      Steven Hartman  (4).............................................               829,002           19.86%
      Levine Leichtman Capital Partners II, L.P. (9)..................               829,002           19.86%
      335 North Maple Drive, Suite 240
      Beverly Hills, CA 90210
      Sprout Capital VII L.P. and certain related Entities (7)(8).....               673,704           16.03%
       11 Madison Ave., 26th Floor
       New York, NY 10010
       Attention: Craig Slutzkin
      J.P. Morgan Partners (23A SBIC), LLC (5)(6).....................               660,159           14.79%
       1221 Avenue of the Americas
       40th Floor
       New York, NY 10020
       Attention: Eric Green
      SRM Trust.......................................................               425,613           11.19%
      Dr. Steven Matzkin (10) ........................................               333,130            8.68%
      All executive officers and directors as a group - 7 persons (11)               961,555           22.44%


-----------

*        Less than one percent (1%)

(1) To the Company's knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock indicated opposite such person's name.
(2) Percentage calculated based on 3,963,950 shares of Common Stock outstanding at December 31, 2002, less 160,544 shares transferred to Interdent, Inc. pursuant to the sale of Dental Care Alliance. Such 160,544 shares will be cancelled once cleared through escrow. Shares of Common Stock subject to options, warrants and convertible notes and other purchase rights currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2002 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.
(3) Includes options to purchase 127,341 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2002.
(4) Includes 829,502 shares beneficially owned by Levine Leichtman Capital Partners II, L.P. Mr. Hartman is a vice president of Levine Leichtman Capital Partners, Inc. ("LLCP"). LLCP is the general partner of the general partner of Levine Leichtman Capital Partners II, L.P. Mr. Hartman disclaims beneficial ownership of these shares.
(5)  Includes  660,159 shares  beneficially  owned by J.P.  Morgan Partners (23A
     SBIC), LLC, which was formerly known as CB Capital Investors, L.P., ("JPM 23A SBIC"). Mr. Eric Green, was a former director of InterDent and, as a Managing Director of J.P. Morgan Partners (23A SBIC Manager), Inc., ("JPM 23A SBIC Manager"), the managing member of JPM 23A SBIC, may have been deemed to share voting and dispositive power with respect to such shares. Mr. Green disclaims beneficial ownership of those shares to the extent they exceed his pecuniary interest in the non-managing member of JPM 23A SBIC.
(6) Consists of 660,159 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. The managing member of JPM 23A SBIC is JPM 23A SBIC Manager, a wholly-owned subsidiary of JPMorgan Chase Bank.
(7) Includes 590,970 shares beneficially owned by Sprout Growth II, L.P. and Sprout Capital VII, L.P. Includes 82,734 beneficially owned by Sprout CEO Fund, L.P., DLJ Capital Corporation, and DLJ First ESC LP, each of which is affiliated with Sprout Growth II, L.P. and Sprout Capital VII, L.P., as discussed in footnote 8 below. Mr. Robert Finzi was a director of InterDent and, as general partner of certain related entities within the Sprout group, Mr. Finzi may have deemed to share voting and dispositive power with respect to these shares. Mr. Finzi disclaims beneficial ownership of these shares. Includes 7,010 shares of Common Stock subject to repurchase by the Company at $2.70, expiring in 2006.
(8) Includes 398,778 shares of Common Stock issuable upon conversion of convertible notes and preferred stock. DLJ Capital Corporation is the Managing General Partner of each of the Sprout CEO Fund, L.P., Sprout Growth II, L.P. and Sprout Capital VII, L.P. and has voting and investment control over the shares held by each of these three stockholders. DLJ Capital Corporation is a wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc., which has voting and investment control over DLJ Capital Corporation. DLJ LBO Plans Management Corporation is the manager of DLJ First ESC. DLJ LBO Plans Management Corporation is an indirect wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc., which has voting and investment control over DLJ LBO Plans Management Corporation.
(9) Includes 354,167 and 16,502 shares of Common Stock issuable upon conversion of warrants at a price of $20.88 and $3.66, respectively, per share.
(10) Includes options to purchase 33,297 shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2002.
(11) Includes 354,167 and 127,341 shares issuable upon exercise of warrants and options, respectively, to purchase shares of Common Stock that are presently vested or will vest within 60 days of December 31, 2002

Item 13.  Certain Relationships and Related Transactions.

Mr. Steven Hartman, a member of the Board since October 8, 2002, is a vice president of Leichtman Capital Partners, Inc., which is the general partner of the general partner of Levine Leichtman Capital Partners II, L.P. ("Levine"). At December 31, 2002, Levine was the holder of approximately $41,671,000 in subordinated notes ("Levine Note") issued by the Company. In April 2002, the Company entered into an amendment to the Levine Note. In connection with the amendment, Levine reset all covenants for 2002 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to pay an amendment fee of $2,000,000, payable in additional notes and increase the PIK interest rate by one-half percentage point.

On March 26, 2002, Pleasant Street Investors, LLC, an affiliate of Levine, purchased from Sovereign Bank its positions in both the 1999 and 2001 credit agreements. Pleasant Street Investors, LLC was the holder of approximately $8,082,000 of the total credit facility balance outstanding at December 31, 2002.

Item 14. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)      Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) Financial Statements and Schedules:

1 & 2 The list of consolidated financial statements and schedule set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedule are filed as part of this report.

         All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

Exhibits

3.1 Certificate of Incorporation of InterDent, Inc. (formerly known as Wisdom Holdings, Inc.), including all amendments thereto. Incorporated by reference to 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.2 Bylaws of the InterDent. Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

4.1.6 Amendment Agreement No. 4 to the Amended and Restated Credit Agreement, dated as of June 15, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to 4.1.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.1.7 Amendment Agreement No. 5 to the Amended and Restated Credit Agreement, dated as of August 15, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to 4.1.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

4.1.10 Amendment Agreement No. 8, effective as of April 15, 2002, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to 4.1.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.1.11 Amendment Agreement No. 9 and Consent, effective as of December 31, 2002, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.1.12 Amendment Agreement No. 10, effective as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

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

4.2.2 Amendment Agreement No. 1 and Waiver, effective as of June 15, 2000, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to 4.2.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.2.3 Amendment Agreement No. 2 and Waiver, effective as of August 15, 2000, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to 4.2.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

4.2.7 Amendment Agreement No. 5, effective as of April 15, 2002, to the Credit Agreement, dated as of March 31, 2000, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent. Incorporated by reference to 4.2.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.2.8 Amendment Agreement No. 6 and Consent, effective as of December 31, 2002, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.2.9 Amendment Agreement No. 7, effective as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

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

4.3.6 Amendment Allonge to Senior Subordinated Note Due 2005 dated as of June 15, 2000, payable to the order of Levine Leichtman Capital Partners II, L.P., a California limited Partnership, dated April 13, 2001. Incorporated by reference to 4.3.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.3.7 Amended and Restated Warrant to purchase shares of Company Common Stock dated April 13, 2001 issued by the Company to Levine Leichtman Capital Partners II, L.P. Incorporated by reference to 4.3.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.3.8 Amendment No. 2 to Securities Purchase Agreement, Consent to Allonge to Senior Subordinated Note and PIK Notes, Consent to Dispositions and Waiver, dated April 15, 2002, by and among the Company, the Borrowers, the Guarantors, and Levine Leichtman Capital Partners II, L.P. Incorporated by reference to 4.3.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.3.9 Allonge Amendment No. 2 to Senior Subordinated Note Due 2005 dated as of June 15, 2000, as amended on April 13, 2001, payable to the order of Levine Leichtman Capital Partners II, L.P., a California limited Partnership, dated April 15, 2002. Incorporated by reference to 4.3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

4.4.3 Registration Rights Agreement dated March 11, 1999 by and among the Company and the purchasers under the Securities Purchase Agreement dated May 12, 1998. Incorporated by reference to 4.4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

*10.1    Interdent, Inc.1999 Stock Incentive Plan.  Incorporated by reference to
         10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

*10.2    2000 Key Executive Stock Incentive Plan.  Incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.3.1  Employment Agreement dated September 15, 2001 between the Company and
         H. Wayne Posey. Incorporated by reference to 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

*10.3.2 Employment Agreement dated January 1, 2003 between the Company and H. Wayne Posey.

*10.4.1 Employment Agreement dated March 11, 1999 between the Company and L. Theodore Van Eerden. Incorporated by reference to 10.4.1 of the Company's Annual Report on Form 10-K for the year ended December
         31, 2001.

*10.4.2 Amendment to Employment Agreement dated October 11, 2001 between the Company and L. Theodore Van Eerden. Incorporated by reference to
         10.4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

*10.4.3 Employee Retention Incentive Agreement dated January 10, 2002 between the Company and L. Theodore Van Eerden. Incorporated by reference to
         10.4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

*10.5.1 Employment Agreement dated December 31, 2002 between the Company and Ivar S. Chinna.

*10.5.2  Employment Agreement dated April 8, 2002 between the Company and Robert
         W. Hill.

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

10.7     Agreements with Mon Acquisition Corp.

10.7.1 Asset Purchase Agreement dated April 17, 2001 by and among the Company, Gentle Dental, DentalCo Management Services of Maryland, Inc.and Mon Acquisition Corp. Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on June 18, 2001.

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

23.1     Consent of Independent Accountants, Ernst & Young LLP.

23.2     Consent of Independent Accountants, KPMG LLP.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2     Certification of Vice President, Finance & Accounting pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002.
------------------
*        Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2002.


  (I) INDEX TO FINANCIAL STATEMENTS                                                                       PAGE
  Report of Independent Auditors.......................................................................   F-2
  Consolidated Balance Sheets at December 31, 2002 and 2001............................................   F-4
  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and
  2000.................................................................................................   F-6
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002,
  2001 and 2000........................................................................................   F-7
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
  2000.................................................................................................   F-8
  Notes to Consolidated Financial Statements...........................................................   F-10

  (II) FINANCIAL STATEMENT SCHEDULE
  ---------------------------------

  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001,
  and 2000.............................................................................................   F-32


(all other schedules are omitted because they are not applicable or the required information is included on the financial statements or notes thereto).

                         Report of Independent Auditors
The Board of Directors
InterDent, Inc.:


We have audited the accompanying consolidated balances sheets of InterDent, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterDent, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses for the last three years and expects to incur additional losses in the foreseeable future. In addition, the Company has debt due in 2003 which it cannot pay. The Company needs to obtain additional capital and/or restructure its balance sheet to sustain future operations and continue as a going concern. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in notes 2 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.


/s/ ERNST & YOUNG LLP

Los Angeles, California
March 28, 2003, except for
Note 16, which is dated March 31, 2003

                          Independent Auditors' Report

The Board of Directors
InterDent, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' equity (defecit) and cash flows of InterDent, Inc. and subsidiaries for the year ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of InterDent, Inc., and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000.


/s/ KPMG LLP

Costa Mesa, California
April 6, 2001

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
(dollars in thousands, except share amounts)





                                    Assets                                               2002                2001
                                                                                   -----------------   -----------------
Current assets:
  Cash and cash equivalents                                                     $             3,041 $             7,189
  Accounts receivable, net of allowances of $4,237 in 2002 and
    $4,627 in 2001, respectively                                                             17,934              23,072
  Receivable from professional associations                                                     152                 581
  Supplies inventory                                                                          4,439               3,613
  Prepaid expenses and other current assets                                                   6,860               4,051
                                                                                   -----------------   -----------------

        Total current assets                                                                 32,426              38,506

  Property and equipment, net                                                                17,848              20,945
  Goodwill and intangible assets, net                                                        60,671             147,532
  Other assets                                                                                3,922               3,021
                                                                                   -----------------   -----------------

        Total assets                                                            $           114,867 $           210,004
                                                                                   =================   =================

                                  Liabilities

Current liabilities:
  Accounts payable                                                              $             5,053 $             7,996
  Accrued payroll and payroll related costs                                                   8,740               9,022
  Other current liabilities                                                                  13,656              14,167
  Current portion of long-term debt and capital lease obligations                           169,536              13,666
                                                                                   -----------------   -----------------

        Total current liabilities                                                           196,985              44,851

Long-term liabilities:
  Capital lease obligations, net of current portion                                             687               1,251
  Long-term debt, net of current portion                                                      5,758             154,796
  Other long-term liabilities                                                                 1,366               1,871
                                                                                   -----------------   -----------------

Total long-term liabilities                                                                   7,811             157,918
                                                                                   -----------------   -----------------

        Total liabilities                                                       $           204,796 $           202,769
                                                                                   -----------------   -----------------


                                                                                                            (Continued)

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
December 31, 2002 and 2001
(dollars in thousands, except share amounts)






                          Redeemable Common Stock and
                         Shareholders' Equity (Deficit)                                  2002               2001
                                                                                    ----------------  ------------------
Redeemable common stock, $0.001 par value, 619 and 17,905 shares issued and
  outstanding in 2002 and 2001, respectively                                     $                51   $         1,047
                                                                                    ----------------  ------------------

Shareholders' equity (deficit):
  Preferred stock, $0.001 par value, 30,000,000 shares authorized: Preferred stock - Series A, 100 shares authorized; 100 shares issued and
    outstanding in 2002 and 2001                                                                   1                 1
   Convertible preferred stock - Series B, 70,000 shares authorized, zero
    shares issued and outstanding in 2002 and 2001                                                --                --
   Preferred stock - Series C, 100 shares authorized; zero shares issued and
    outstanding in 2002 and 2001                                                                  --                --
   Convertible preferred stock - Series D, 2,000,000 shares authorized;
    1,574,608 and 1,628,663 shares issued and outstanding in 2002 and 2001                    11,688            12,089
  Common stock, $0.001 par value, 50,000,000 shares authorized; 3,963,950 and
   3,976,551 shares issued and outstanding in 2002 and 2001                                        4                 4
  Additional paid-in capital                                                                  77,853            76,502
  Shareholder notes receivable                                                                  (206)             (184)
  Accumulated deficit                                                                       (179,320)          (82,224)
                                                                                    ----------------  ------------------

     Total shareholders' equity (deficit)                                                    (89,980)            6,188
                                                                                    ----------------  ------------------

Commitments and contingencies                                                                     --                --
                                                                                    ----------------  ------------------
     Total liabilities, redeemable common stock and shareholders' equity         $           114,867  $        210,004
                (deficit)                                                           ================  ==================

See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations For the years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except per share amounts)


                                                                           2002               2001              2000
                                                                      ---------------    ---------------   ----------------
Revenues:
   Dental practice net patient service revenue                    $         248,563  $        262,097   $        249,281
   Net management fees                                                          781            19,838             42,998
   Licensing and other fees                                                     720               696                887
                                                                   ---------------   ----------------   ---------------
   Total revenues                                                           250,064           282,631            293,166
                                                                   ---------------   ----------------   ---------------

Operating expenses:
   Clinical salaries, benefits and provider costs                          121,717            129,711            119,952
   Practice non-clinical salaries and benefits                              32,979             39,107             42,539
   Dental supplies and lab expenses                                         26,727             34,023             37,201
   Practice occupancy expenses                                              13,597             16,450             17,921
   Practice selling, general and administrative expenses                    22,992             25,222             31,692
   Corporate selling, general and administrative expenses                   11,441             13,245             14,335
   Stock compensation expense                                                  147              6,232              1,362
   Corporate restructure and merger costs                                       --             (1,154)             1,730
   Management merger and retention bonus                                        --                 --              1,159
   Loss (gain) on dental location dispositions and impairment                                                          2
    of long-lived assets                                                  (1,035)              12,288             49,80
   Depreciation and amortization                                             4,035             11,983             12,574
                                                                  ---------------    ---------------    ---------------
   Total operating expenses                                                232,600            287,107            330,267
                                                                  ---------------    ---------------    ---------------
   Operating income (loss)                                                   17,464            (4,476)           (37,101)
                                                                   ---------------   ----------------   ---------------
Non-operating expense:
   Interest expense, net                                                    (22,371)          (19,706)           (15,329)
   Debt fees and financing costs                                                 --            (3,886)                --
   Investment impairment write down                                              --            (1,087)                --
   Other expense, net                                                          (585)             (208)              (276)
                                                                   ---------------   ----------------   ---------------
   Non-operating expense, net                                               (22,956)          (24,887)           (15,605)
                                                                   ---------------   ----------------   ---------------
   Loss before income taxes, extraordinary item, and                                                                   6)
    cumulative effect of accounting change                                   (5,492)          (29,363)           (52,70
Provision (benefit) for income taxes                                             --               115             (4,002)
                                                                   ---------------   ----------------   ---------------
   Net loss before extraordinary item and cumulative effect                  (5,492)          (29,478)           (48,704)
    of a change in accounting principle
Extraordinary loss on debt extinguishments, net of taxes                     (2,604)           (5,601)                --
                                                                   ---------------   ----------------   ---------------
   Net loss before cumulative effect of a change in                          (8,096)          (35,079)           (48,704)
    accounting principle
    Cumulative effect of a change in accounting principle                   (89,000)               --                 --
                                                                   ---------------   ----------------   ---------------
   Net loss                                                                 (97,096)          (35,079)           (48,704)
Accretion of redeemable common stock                                             --                (1)                (8)
                                                                   ---------------   ----------------   ---------------
   Net loss attributable to common stock                        $           (97,09$)          (35,080$           (48,712)
                                                                   ===============   ================   ===============

 Loss per share attributable to common stock - basic and
  diluted
   Before extraordinary item and cumulative effect of a                                                                )
   change in accounting principal                              $             (1.44$            (7.64)$           (13.19
  Extraordinary item                                                         (0.68)            (1.45)                 --
  Cumulative effect of a change in accounting principle                     (23.23)                --                 --
                                                                   ---------------   ----------------   ---------------
  Attributed to common stock                                   $            (25.35$            (9.09)$           (13.19)
                                                                   ===============   ================   ===============



See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)

                                                                                                    Retained          Total
                                                                  Additional                        earnings      shareholders'
                                  Preferred                         paid-in          Notes        (accumulated       equity
                                    stock       Common stock        capital       receivable        deficit)        (deficit)
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, January 1, 2000      $       12,090  $            4  $        62,848  $         (615) $        1,568   $       75,895
Common stock issued in
  connection with:
   Financing                              --              --           10,294              --              --           10,294
   Purchase of dental assets
    from new PA affiliations              --              --               85              --              --               85
   Employee purchase plan                 --              --               69              --              --               69
   Exercise of options and
    warrants                              --              --               96              --              --               96
Stock options granted to
  non-employees                           --              --               25              --              --               25
Non-redemption and accretion
   of redeemable common stock             --              --              199              --              (8)             191
Notes receivable, net                     --              --               --         (10,179)             --          (10,179)
Waiver of common stock
  repurchase rights                       --              --               27              --              --               27
Issuance of common stock
  warrants for financing,
  net of issuance costs                   --              --            2,603              --              --            2,603
Common stock issued and
  shares to be issued under
  earn-out agreements, net                --              --               50              --              --               50
Net loss                                  --              --               --              --         (48,704)         (48,704)
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, December 31, 2000            12,090               4           76,296         (10,794)        (47,144)          30,452
Issuance of common stock
  warrants for financing,
  net of issuance costs                   --              --              204              --              --              204
Stock options granted to
  non-employees                           --              --                2              --              --                2
Non-redemption and accretion
  of redeemable common stock              --              --               --              --              (1)              (1)
Notes receivable, net                     --              --               --          10,610              --           10,610
Net loss                                  --              --               --              --         (35,079)         (35,079)
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, December 31, 2001            12,090               4           76,502            (184)        (82,224)           6,188
Convertible preferred stock
  conversion                            (401)             --              401              --              --               --
Common stock issued under
  stock option plans                      --              --                4              --              --                4
Expiration of redeemable
  common stock                            --              --              946              --              --              946
Notes receivable, net                     --              --               --             (22)             --              (22)
Net loss                                  --              --               --              --         (97,096)         (97,096)
                                --------------  --------------   --------------  --------------  ---------------  --------------
Balance, December 31, 2002    $       11,689  $            4  $        77,853  $         (206) $     (179,320)  $      (89,980)
                                ==============  ==============   ==============  ==============  ===============  ==============


See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)

                                                                 2002                  2001                  2000
                                                          -------------------    -----------------    -------------------
Cash flows from operating activities:
    Net loss                                          $            (97,096)  $            (35,079)     $       (48,704)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Cumulative effect of a change in accounting
          principle                                                 89,000                     --                   --
        Depreciation and amortization                                4,035                 11,983               12,574
        (Gain) loss on dental location dispositions
          and impairment of long-lived assets                       (1,035)                12,288               49,802
        Loss on disposal of assets                                     601                    497                  108
        Investment impairment write down                                --                  1,087                   --
        Notes and warrants issued or accrued for
          debt fees and interest payment-in-kind                    11,667                 10,014                2,228
        Interest amortization on deferred financing
          costs and discounted debt                                  4,022                  7,775                  960
        Amortization of stock compensation expense                      --                  5,742                1,362
        Non-employee stock options granted and stock
          issued for fees and compensation                              --                      2                   25
        Interest income on shareholder notes                           (22)                   (10)                 (15)
        Deferred income taxes                                           --                     --               (3,361)
    Changes in assets and liabilities, net of
    effects of acquisitions:
        Accounts receivable, net                                     4,485                  1,563               (2,797)
        Receivable from professional associations                      429                   (530)               1,422
        Supplies inventory                                            (828)                    52                  (73)
        Prepaid expenses and other current assets                      178                  4,584               (2,644)
        Other assets                                                  (247)                  (547)                (856)
        Accounts payable                                            (2,943)                 1,607                 (157)
        Accrued payroll and payroll related costs                     (282)                   286                1,244
        Accrued merger and restructure                                (315)                (1,566)                (873)
        Other liabilities                                              594                   (369)                (700)
                                                          -------------------    -----------------    -------------------
         Net cash provided by operating activities                  12,243                 19,379                9,545
                                                          -------------------    -----------------    -------------------

Cash flows from investing activities:
    Purchase of property and equipment                              (1,593)                (3,709)              (7,851)
    Net payments received on notes receivable from
      professional associations                                         --                    103                  246
    Net advances to professional associations                           --                 (3,163)              (8,403)
    Increase in shareholder notes receivable                            --                     --              (11,500)
    Cash paid for acquisitions and earn-outs,
      including direct costs, net of cash acquired                  (1,591)                (5,237)             (26,087)
    Net proceeds from disposition of subsidiary and
      dental locations                                               1,407                 21,371                   --
                                                          -------------------    -----------------    -------------------
         Net cash (used in) provided by investing     $             (1,777)  $              9,365 $
           activities                                                                                          (53,595)
                                                          -------------------    -----------------    -------------------

                                                                                                         (Continued)

INTERDENT, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)

                                                                   2002                 2001                  2000
                                                            -------------------   ------------------   --------------------
  Cash flows from financing activities:
      Net borrowings (payment) on credit facility       $             (4,572)  $           (18,665) $            21,165
      Proceeds from issuance of long-term debt, net                       --                    --               22,761
      Payments of long-term debt and obligations under
        capital leases                                                (8,577)               (5,391)              (5,313)
      Payments of deferred financing costs                            (1,444)               (2,441)              (2,751)
      Proceeds from issuance of common and preferred
        stock                                                              4                    --               11,145
      Common and preferred stock issuance costs                           --                    --                 (842)
      Proceeds from issuance of common stock warrants                     --                    --                2,739
      Net payments related to warrants, options and
        put rights                                                       (25)                 (351)                (100)
                                                            -------------------   ------------------   --------------------
           Net cash (used in) provided by financing                  (14,614)              (26,848)              48,804
             activities
                                                            -------------------   ------------------   --------------------
           (Decrease) increase in cash and cash                       (4,148)                1,896                4,754
             equivalents
  Cash and cash equivalents, beginning of year                         7,189                 5,293                  539
                                                            -------------------   ------------------   --------------------
  Cash and cash equivalents, end of year                $              3,041   $             7,189  $             5,293
                                                            ===================   ==================   ====================
 Supplemental disclosures of cash flow information: Cash
   paid (received) during period, net:
     Interest                                           $              8,479   $            13,236 $              9,591
     Income taxes                                                         --                (2,233)               3,418
 Non-cash financing and investing activities:
   Accretion of redeemable common stock                                   --                     1                    8
   Non-redemption of redeemable common stock                             946                    --                  199
   Notes issued upon redeemable common stock                              25                    86                   25
   Warrants issued in connection with public and
     private offerings                                                    --                   204                   --
   Notes issued as debt fees and interest
     payment-in-kind                                                   4,352                 9,617                2,731
   Effect of acquisitions:
     Liabilities assumed or issued                                        --                    --               23,729
     Issuance of long-term debt in connection with
       earn-out obligations                                            3,718                 8,068                4,970
     Common stock and warrants issued and shares to be
       issued under earn-out agreements, net                              --                    --                  135



See accompanying notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements For the years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except share and per share amounts)


(1) ORGANIZATION

Headquartered in El Segundo, California, InterDent, Inc. ("InterDent" or the "Company") is a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through the Company's network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

The Company was incorporated on October 13, 1998 as a Delaware corporation to facilitate the business combination of Gentle Dental Service Corporation ("GDSC") and Dental Care Alliance ("DCA") that occurred in March 1999. Prior to the combination, GDSC and DCA were each publicly traded dental practice management companies. From 1996 through 2000, the Company (and its predecessors, GDSC and DCA) primarily focused on the expansion of its affiliated dental network through acquisitions, completing 45 transactions in 15 markets.

The Company provides management services to affiliated PAs under long-term management service agreements ("MSAs"). Under the MSAs, the Company bills and collects patient receivables and provides administrative and management support services. Each PA is responsible for employing and directing the professional dental staff and providing all clinical services to the patients. The dentists employed through the Company's network of affiliated dental associations provide patients with affordable, comprehensive general dentistry services, in addition to specialty dental services, which include endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

Through May 31, 2001, the Company provided management services to dental practices in selected markets in Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Maryland, Michigan, Nevada, Oklahoma, Oregon, Pennsylvania, Virginia and Washington. Effective May 31, 2001, the Company completed the stock sale of DCA, a wholly-owned subsidiary, and certain other assets in Maryland, Virginia, and Indiana, for $36.0 million less the assumption of certain debt and operating liabilities. The net sales proceeds were utilized to pay down existing borrowings under the credit facility. Also, the Company has retained an option to repurchase the division through May 2003 and entered into a five-year collaboration agreement and license agreement to provide our proprietary software. See note 5 for a summary of the DCA sale transaction.

On August 6, 2001 the Company completed a one-for-six reverse split of its common stock. All share and per share information in these financial statements retroactively reflects the reverse split as if it had been in effect from the beginning of the periods covered.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company provides management services to the PAs under long-term MSAs that generally have an initial term of 40 years. Under the provisions of the MSAs, the Company owns the non-professional assets at the affiliated practice locations, including equipment and instruments, bills and collects patient receivables, and provides all administrative and management support services to the PAs. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, marketing, advertising, purchasing, and related support personnel. The PAs employ the dentists and the hygienists while the Company employs all administrative personnel.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities ("EITF 97-2"). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement ("SAA"). Subsequent to the sale of DCA, under all of the SAAs entered into except for two, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a thousand dollars or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, the Company consolidates all the accounts of those PAs in the accompanying consolidated financial statements. Accordingly, the consolidated statements of operations include the net patient revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

Each of the DCA SAAs entered into with the PAs did not have the nominal price provision and were sold as part of the DCA sale transaction in May 2001 and the Company currently has entered into two SAAs with PAs that do not have the nominal price provision. Rather, the SAA purchase price is based upon a multiple of earnings, as defined. As a result, the MSAs do not meet the criteria of consolidation under EITF 97-2 and the consolidated statements of operations exclude the net patient service revenues and expenses of these PAs. The Company only includes net management fee revenues generated and expenses associated with providing services under these MSAs.

Liquidity

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 2002 financial statements. The paragraph states that the Company has accumulated losses for the last three years, expects to incur additional losses in the foreseeable future, has debt due in 2003 which it cannot pay from cash flows generated from operations, and needs to obtain additional capital, restructure its balance sheet, or a combination of both to sustain future operations and continue as a going concern. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company experienced losses attributed to common stock of $97,096 for 2002, $35,080 for 2001, and $48,712 for 2000. Contributing to these significant losses are certain charges for asset impairments, the disposition of DCA and several other dental locations, debt restructuring and debt extinguishments, and stock compensation retention programs. The Company does not anticipate future significant non-reoccurring charges; however, net losses are expected to continue until a long-term debt and equity restructuring plan is implemented.

While the Company experienced losses for each of the three years in the period ended December 31, 2002, the Company's dental facilities continue to generate positive cash flow, as reflected in cash flows from operations of $12,243 for 2002, $19,379 for 2001 and $9,454 for 2000. This ability to generate positive cash flow from operations was instrumental in the Company's negotiation for modifications to its existing credit agreement in April 2002. As more fully described in Note 9, these modifications resulted in a permanent waiver of past covenant violations, reset covenant levels, and the principal amortization schedule was significantly modified such that approximately $20,700 of payments were deferred until April 1, 2003. These modifications were designed to temporarily relieve the Company from its short-term debt service obligations until a long-term debt and restructuring plan can be implemented. Under modifications of the credit agreement, a principal payment of $6,775 is due on April 1, 2003 and $7,214 is due on July 1, 2003. The remaining $67,637 outstanding at December 31, 2002 is due on September 30, 2003.

On March 31, 2003, the banks agreed to an amendment to postpone substantially all of the April payment due until April 30, 2003. Based upon the proposed long-term financial restructuring plan described in unuadited note 17, management anticipates an additional postponement from the banks through May 9, 2003. Due to the number of uncertainties, many out of our control, there can be no assurance that we will be able to consummate any financial restructuring or continue as a going concern.

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

Net patient revenues include amounts received under capitated managed care contracts from certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of December 31, 2002. Total revenues subject to regulatory review and oversight by various state agencies were $49,497 in 2002, $46,603 in 2001, and $42,820 in 2000.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity at date of acquisition of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payors contracts. Payments under these programs are primarily based on predetermined rates. In addition, an allowance for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses. These contractual allowances, discounts and allowance for doubtful accounts are deducted from accounts receivable in the accompanying consolidated balance sheets. The discounts and allowances are determined based upon historical realization rates, the current economic environment and the age of accounts. Changes in estimated collection rates are recorded as a change in estimate in the period the change is made. Concentration of credit risk with respect to accounts receivable is limited due to the large number of payors comprising the company's payor base.

Receivable from professional associations

Receivable from professional associations represents amounts owed to the Company from two unconsolidated PAs related to reimbursable expenditures and management fee revenues recorded in accordance with the MSA. The Company reviews the collectibility of the patient accounts receivable of the PA and adjusts its management fee receivables accordingly.

Supplies inventory

Supplies consist primarily of disposable dental supplies and instruments located at the dental offices. Supplies are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

                                                      Range of lives (in
                                                            years)
                                                      --------------------

        Dental equipment                                     3-15
        Computer equipment                                   3
        Furniture, fixtures, and equipment                   3-15
        Leasehold improvements                               3-20
        Vehicles                                             5
        Buildings                                            25

Goodwill, intangible and long-lived assets

Goodwill and intangible assets result primarily from the excess of purchase cost over the fair value of net tangible assets associated with dental practice acquisitions. Intangibles relating to MSAs consist of the costs of purchasing the rights to provide management support services to PAs over the initial non-cancelable terms of the related agreements, usually 40 years. Under these agreements, the PAs have agreed to provide dental services on an exclusive basis only through facilities provided by the Company, which is the exclusive administrator of all non-dental aspects of the acquired PAs, providing facilities, equipment, support staffing, management and other ancillary services. The agreements are non-cancelable except for performance defaults. Through December 31, 2001, intangible assets were amortized on the straight-line method, ranging from 5 years for other intangibles to 25 years for MSAs and goodwill.

Through December 31, 2001, the Company periodically reviewed the recoverability of the intangible and long-lived assets for possible impairment when events or changes in circumstances indicated that the carrying amount of assets may not be recoverable, as required by FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). This measurement evaluated the ability to recover the balance of these assets from expected future operating cash flows on an undiscounted basis through the remaining amortization period. During the years ended December 31, 2001 and 2000, the Company recorded impairments of certain intangibles in connection with the anticipated sale of DCA stock and disposition of several other dental locations, as discussed in note 5.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for the Company in the first quarter of 2002. SFAS 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and recorded a non-cash charge of $89,000 to reduce the carrying value of its intangibles to their estimated fair value based upon a theoretical purchase price allocation. This impairment charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. For additional discussion on the impact of adopting SFAS 142, see Note 7.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement were effective for the Company January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company's financial position or results of operations.

Investment

On September 3, 1999, the Company entered into a seven-year collaborative Internet strategy agreement with Dental X Change, Inc. ("DXC"). DXC is a commercial Internet company servicing the professional dental market. Services provided by DXC include: web development, hosting, content, education, e-commerce, practice management services in an application service provider model and dental oriented web services to dental practices and both the professional and consumer dental markets through its various web sites, intranets and other online technologies. In exchange for a cash contribution of $1,020, the Company received 1,000,000 shares of DXC Series A Convertible Preferred Stock, 1,949,990 shares of DXC common stock and a warrant to purchase 4,054,010 additional shares of DXC common stock at $0.10 per share. During the year ended December 31, 2001, the Company recorded an impairment charge of $1,087 to write-off the original investment in DXC and related capitalized closing costs. The Company no longer has an equity interest in DXC.

Fair value of financial assets, liabilities, and redeemable common stock

The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of December 31, 2002 and 2001. However, as discussed in the liquidity section of note 2, the Company is currently in negotiations on a long-term financial restructuring plan with the bank, its significant equity and debt holders, and other potential outside investors. Due to the number of uncertainties regarding the negotiation process, there can be no assurance that the fair value of the Company's assets, liabilities and long-term debt may not be reduced.

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

Net loss per share

The Company presents "basic" earnings per share, which is net loss divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method.

For each of the three years in the period ended December 31, 2002, certain dilutive potential common shares have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive. Such anti-dilutive potential common shares consisting of convertible subordinated debt, convertible preferred stock, contingent shares, and the exercise of certain options, and warrants were approximately 2,300,000 for 2002, 1,900,000 for 2001, and 1,700,000 for 2000.

The following table summarizes the computation of net loss per share and excludes 160,544 of shares held in escrow in connection with the sale of DCA in May 2001. Such shares will be cancelled upon release from the escrow agent.



                                                               2002                   2001                   2000
                                                        -------------------    -------------------    -------------------
    Net loss before extraordinary item and
      cumulative effect of a change in accounting
      principle                                     $             (5,492)  $            (29,478)  $            (48,704)
    Extraordinary loss on debt extinguishments,
      net of income tax                                           (2,604)                (5,601)                    --
    Cumulative effect of a change in accounting
      principle                                                  (89,000)                    --                     --
      Accretion of redeemable common stock                            --                     (1)                    (8)
                                                        -------------------    -------------------    -------------------
    Net loss attributable to common stock           $            (97,096)  $            (35,080)  $            (48,712)
                                                        ===================    ===================    ===================

    Shares reconciliation:
      Weighted average common shares outstanding               3,830,157              3,888,128              3,785,317
      Contingently repurchaseable common shares                       --                (27,949)               (91,889)
                                                        -------------------    -------------------    -------------------

             Basic and diluted shares                          3,830,157              3,860,179              3,693,428
                                                        ===================    ===================    ===================


Comprehensive income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The Company does not have components of other comprehensive income.

Stock-based compensation

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and disclose in the notes to the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to account for stock-based compensation under APB 25.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends and expands the disclosure in the provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair-value methods of SFAS 123 or the intrinsic-value method of APB 25. The Company has adopted the disclosure requirements of SFAS 148.

Pro forma net loss, determined as if the Company had accounted for its employee stock based compensation under the fair-value method, is as follows:

                                                                         2002                2001               2000
                                                                    ----------------    ---------------    ---------------
Net loss attributed to common stock, as reported                 $           (97,096)   $        (35,080)   $       (48,712)

  Add: Stock-based employee compensation expense included in
   reported net loss, net of related tax effect                                  147               6,232              1,362
  Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effect                                                      (7,140)              5,511             (9,189)

                                                                    ----------------    ---------------    ---------------
Net loss attributed to common stock, pro forma                   $          (104,089)   $        (23,337)  $        (56,539)
                                                                    ================    ===============    ===============

Basic net loss per share attributed to common stock:
   As reported                                                   $         (25.35)  $           (9.09) $          (13.19)
   Pro forma                                                               (27.18)              (6.05)            (15.31)
Diluted net loss per share attributed to common stock:
   As reported                                                   $         (25.35)  $           (9.09) $          (13.19)
   Pro forma                                                               (27.18)              (6.05)            (15.31)


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

The Company did not grant options during the year ended December 31, 2002. The fair value of options granted during the years ended December 31, 2001 and 2000 were valued using the Black-Scholes pricing model as prescribed by SFAS 123, based upon the following weighted average assumptions:

                                          2001                2000
                                    ------------------  ------------------

      Risk free interest rate                4.8%                6.3%
      Expected dividend yield                 --                  --
      Expected lives                         5 years             5 years
      Expected volatility                       183%                119%


Options were assumed to be exercised over their expected lives for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total estimated value of options granted which would be amortized over the vesting period of the options is $164 and $14,220 for the years ended December 31, 2001 and 2000, respectively. Options granted during the years ended December 31, 2001 and 2000 were valued at a per share amount of $0.36 and $18.00, respectively.

Stock options issued to non-employees have been recorded at their estimated fair market value and are being expensed over their respective vesting lives of up to five years. Total compensation expense recorded for the years ended December 31, 2001 and 2000, was $2, and $25, respectively. No compensation was expensed during the year ended December 31, 2002.

Income taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial and Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

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

New accounting pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 did not have any impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions of SFAS 142 are effective upon its adoption effective beginning fiscal year 2002. For additional discussion on the impact of adopting SFAS 142, see Note 7.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement were effective for the Company on January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 was issued to rescind and amend existing authoritative pronouncements. The Company will adopt SFAS 145 in 2003, and will reclassify the extraordinary loss on debt extinguishments to operating expenses.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company expects that the provisions of this statement, which are effective for exit or disposal activities initiated after December 31, 2002, will not have a material effect on its financial condition or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The Company has determined that SFAS 147 will not have a material effect on the Company's financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends and expands the disclosure in the provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair-value methods of SFAS 123 or the intrinsic-value method of APB 25. The Company has adopted the disclosure requirements of SFAS 148.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year reporting presentation.

(3) REVENUES

The following represents amounts included in the determination of dental practice net patient service revenue and net management fees:


                                                                    2002                 2001                2000
                                                              -----------------    -----------------   ------------------
     Dental practice net patient service revenues - all
       PAs                                                 $           250,160 $            293,318 $           315,603
     Less: Dental practice net patient service revenues -
       unconsolidated PAs                                               (1,597)             (31,221)            (66,322)
                                                              -----------------    -----------------   ------------------
     Reported dental practice net patient service revenue  $           248,563 $            262,097 $           249,281
                                                              =================    =================   ==================

     Dental practice net patient service revenues -
       unconsolidated PAs                                  $             1,597 $             31,221 $            66,322
     Less: Amounts retained by dentists                                   (816)             (11,383)            (23,324)
                                                              -----------------    -----------------   ------------------
     Reported net management fees                          $               781 $             19,838 $            42,998
                                                              =================    =================   ==================


(4) BUSINESS COMBINATIONS, DENTAL PRACTICE AFFILIATIONS AND ACQUISITIONS

Business Combinations

On March 12, 1999, GDSC and DCA completed mergers in which each entity became a wholly-owned subsidiary of InterDent, Inc. In connection with the GDSC and DCA mergers, the Company recorded direct merger expenses and restructuring charges of $1,183 during 2000. During the year ended December 31, 2001, the Company finalized its corporate merger and restructure cost relating to its restructuring plan, including charges for system conversions, redirection of certain duplicative operations and programs, and other costs associated with the business combinations. All merger and restructure activities are complete and as a result, the reserve was reduced by $1,154 during the year ended December 31, 2001.

Terminated merger

On October 22, 1999, the Company announced the signing of a definitive merger agreement between the Company and a group consisting of an affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), and certain members of Company management. In May 2000, the Company and Leonard Green mutually agreed to terminate the merger agreement and the related recapitalization transaction. The Company has recorded direct merger expenses of $547 during the year ended December 31, 2000, consisting of investment banker fees, advisors fees, legal fees, accounting fees, printing expense, and other costs. All costs incurred as a result of the terminated merger have been paid as of December 31, 2000.

The following summarizes the merger and restructure activities and accrued merger and restructure liability for the GDSC and DCA business combinations, and the Company's terminated merger with Leonard Green through December 31, 2002:


        Corporate restructure and merger costs:                                              2001            2000
                                                                                         -------------   -------------
         GDSC and DCA Combination:
          Direct investment banking, accounting, legal and
           other advisory fees                                                        $        (1,070)$            47
          Employee retention, severance and training costs                                         --              39
          Systems integration and conversion                                                       --           1,097
          Redirection of duplicative operations, programs and
           other costs                                                                            (84)             --
                                                                                         -------------   -------------
          Total                                                                                (1,154)          1,183

         InterDent and Leonard Green Terminated Merger:
          Direct investment banking, accounting, legal and
           other advisory fees                                                                     --             547
                                                                                         -------------   -------------
                 Total corporate restructure and merger costs                         $        (1,154)$         1,730
                                                                                         =============   =============

        Accrued restructure and merger liability:


                                                           Beginning                                        Ending
                                                            Balance        Expense         Payments        Balance
                                                         --------------  -------------   -------------   -------------
          Restructure and merger activity for the
           year ended December 31, 2000                $        2,925  $        1,730 $        (2,603)$         2,052
                                                         ==============  =============   =============   =============
          Restructure and merger activity for the
           year ended December 31, 2001                $        2,052  $       (1,154)$          (412)$           486
                                                         ==============  =============   =============   =============
          Restructure and merger activity for the
           year ended December 31, 2002                $          486  $           -- $          (315)$           171
                                                         ==============  =============   =============   =============



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

There were no dental practice acquisitions during the two-year period ended December 31, 2002. During 2002 and 2001, the Company paid $1,591 and $5,237, respectively, in earn-out and trailing costs on affiliated dental practice acquisitions performed in prior years. In addition to cash paid during the years ended December 31, 2002 and 2001, the Company also converted amounts due under earn-out agreements into long-term notes payable of $3,723 and $8,068, respectively.

During the year ended December 31, 2000, the Company acquired substantially all of the assets of 21 dental facilities, including, accounts receivable, supplies and fixed assets. The aggregate dental practice acquisition purchase price recorded during the year ended December 31, 2000, representing the fair value of the assets acquired in the above transactions and for transactions completed in prior periods included $14,504 in cash and assumed liabilities of $4,833. The Company also incurred an additional earn-out obligation of $18,896, of which $11,583 was paid in cash and $4,970 was converted to notes payable. Approximately $36,333 of the total consideration was allocated to intangible assets.

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. As of December 31, 2002, future anticipated earn-out payments of $963 are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $2,000 and $3,000 through December 2004, which is expected to be settled in a combination of cash and notes.

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

Upon the two-year anniversary of the transaction close, InterDent shall have the right to repurchase the East Coast Assets, based upon a multiple of earnings and subject to a minimum price, as defined in the agreement. In connection with the sale of assets, InterDent entered into a five-year license agreement totaling $2,554, for the use the Company's proprietary practice management system, subject to negotiations for additional term extensions. The $2,554 paid to the Company has been recorded as deferred revenues and is being amortized over the life of the agreement. The parties also entered into a transition services agreement and a business collaboration delineating the use of the practice management system, the joint purchase of supplies, the joint negotiation for managed care contracts, training systems and other similar operational matters.


In the fourth quarter of 2000, the Company evaluated the recoverability of the East Coast long-lived assets as a result of the anticipated sale of the East Coast Assets as required SFAS 121. The Company estimated that the future undiscounted cash flow from certain long-lived assets was below their carrying values, and in the fourth quarter of 2000, the carrying value of these assets was adjusted to their estimated fair value, resulting in a non-cash impairment charge of $49,802 for a write-down of notes and advances to PAs of $18,124 and intangibles of $31,678. In addition, interest income from the notes and advances from PAs previously recorded in 2000 of $1,789 was written off to net interest expense. The Company recorded an additional loss of $5,837 upon completion of the transaction during 2001 on the sale of the East Coast Assets, including a provision for anticipated closing costs. This loss was a result of investments made in the business subsequent to December 31, 2000, and additional expenses related to the sale.


During 2001, the Company also disposed of or identified under performing dental locations for disposition ("Disposed Locations"). In connection with the sale of the East Coast Assets and Disposed Locations the Company wrote off $40,246 in total assets, yielded proceeds of $21,375, net of closing costs and recorded a total loss on dental locations dispositions and impairment of long-lived assets of $12,288 for the year ended December 31, 2001. The total recorded loss includes $1,653 for the provision of direct transaction closing costs.


During 2002, the Company disposed of one dental office location and its fifty percent equity investment in a joint venture of another dental practice location. Also, the Company was reimbursed by an insurance carrier for a claim of loss on the sale of certain disposed locations that occurred in 2001. In connection with these events, the Company wrote off $372 in total assets, yielded proceeds of $1,407, net of closing costs and recorded a total gain on dental locations dispositions of $1,035.


The results of operations of the East Coast Assets and other disposed locations have been reported in the Consolidated Statements of Operations through the effective date of the sale transactions. The results of operations of the East Coast Assets and other disposed locations included in the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002 are as follows and exclude certain Company allocated costs such as provision for income taxes, credit facility interest costs, stock compensation expense, management and retention bonus, and certain corporate general and administrative costs:




                                                               2002                 2001                 2000
                                                          ----------------    -----------------    -----------------
    Dental practice net patient revenue                $             264            $  16,607   $          18,561
    Net management fees                                               --               19,226              42,114
    Licensing and other fees                                          --                  363                 887
                                                          ----------------    -----------------    -----------------
      Net revenues                                     $             264            $  36,196   $          61,562
                                                          ================    =================    =================
    Operating income (loss)                            $             (12)           $   3,096   $           5,052
                                                          ================    =================    =================
    Income (loss) before provision for income taxes    $             (12)           $   2,987   $           6,568
                                                          ================    =================    =================


(6)      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                   2002                 2001
                                                                             ------------------   -----------------
    Dental equipment                                                      $            15,027  $            14,650
    Computer equipment                                                                  6,447                6,320
    Furniture, fixtures and equipment                                                   3,327                3,181
    Leasehold improvements                                                              8,258                8,299
    Vehicles                                                                               13                   13
    Land and buildings                                                                  1,200                1,200
                                                                             ------------------   -----------------

          Total property and equipment                                                 34,272               33,663
             Less accumulated depreciation and amortization                           (16,424)             (12,718)
                                                                             ------------------   -----------------

          Property and equipment, net                                     $            17,848  $            20,945
                                                                             ==================   =================


Depreciation expense was $4,035 for 2002, $5,065 for 2001, and $5,489 for 2000.

(7) GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets consists of the following:

                                                         2002          2001
                                                   -------------   -------------

    Management Services Agreements              $       49,826  $       120,373
    Goodwill                                            18,697           47,103
    Other                                                   30               50
                                                   -------------   -------------

          Total goodwill and intangible assets          68,553          167,526
             Less accumulated amortization              (7,882)         (19,994)
                                                   -------------   -------------

          Goodwill and intangible assets, net   $       60,671  $       147,532
                                                   =============   =============

The Company adopted SFAS 142 during 2002, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 on January 1, 2002, and annually thereafter. The impairment test is to be performed more frequently when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS 142, goodwill and certain intangible asset impairment are deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill and certain intangible assets are recoverable. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a non-cash charge of $89,000 to reduce the carrying value of its goodwill and certain intangible assets associated with dental practice acquisitions. Such impairment is reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations. In calculating the impairment charge, the fair value of the impaired reporting units was estimated using recent industry transactions, industry valuations, or a combination thereof. No impairment was necessary for the year ended December 31, 2002.

The Company did not record amortization on its goodwill and intangible assets during 2002 as all such assets are determined to have indefinite lives. The following table reflects comparable pro forma results of operations for the three-year period ended December 31, 2002 as though the adoption of the non-amortization provisions of SFAS 142 occurred as of January 1, 2000:


                                                                          2002              2001               2000
                                                                    -----------------  ----------------   ----------------
Net loss attributed to common stock:
  As reported                                                     $          (97,096)$          (35,080)$          (48,712)
  Amortization of goodwill and indefinite lived intangible assets                 --              6,901              7,067
                                                                    -----------------  ----------------   ----------------
  Pro forma                                                       $          (97,096)$          (28,179)$          (41,645)
                                                                    =================  ================   ================

 Net loss per share attributable to common stock - basic and diluted
  As reported                                                     $              (25.$5)             (9.$9)            (13.19)
  Pro forma                                                       $              (25.$5)        (7.30)  $              (11.28)



(8) OTHER CURRENT LIABILTIES

Other current liabilities consists of the following:

                                             2002                 2001
                                       ------------------   -----------------

  Accrued earn-outs                 $               963  $             4,382
  Unearned revenues                               4,467                3,683
  Other operating liabilities                     8,226                6,102
                                       ------------------   -----------------
                                    $            13,656  $            14,167
                                       ==================   =================

(9) DEBT

Credit Facility Term Note

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

On October 1, 2001, the Credit Facility converted into a term loan, with required quarterly payments. On April 15, 2002, the Company entered into an amendment to the existing Credit Facility. In connection with the execution of the amendment, the bank agreed, among other things, to reset certain covenants and reduce the required future quarterly principal payments of $7,214, which were to begin on October 1, 2001. In connection with these modifications, the Company accrued as principal the remaining $1,000 due as a result of the amendment in 2001 as discussed above, which is payable upon maturity. The Company also agreed to an additional amendment fee of $1,000, with cash of $500 and the remaining $500 accrued as principal, payable upon final maturity of the Credit Facility on September 30, 2003.

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

The entire outstanding Credit Facility balance at December 31, 2002 of $81,626 is included in the current portion of long-term debt and capital leases in the accompanying Consolidated Balance Sheets. Required principal installments due are $6,775 on April 1, 2003, $7,214 on July 1, 2003 and the remaining balance due at maturity on September 30, 2003. The Credit Facility also has mandatory prepayment provisions for certain asset sale transactions and excess cash flows, as defined. These prepayment provisions are applied to future required quarterly installments.

The Credit Facility contains several covenants, including but not limited to, restrictions on the Company's ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earn-out and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. The Company's obligations under the Credit Facility, including the applicable subsidiaries in the guarantees, are secured by a security interest in substantially all assets of each of such entities.

The 2002 amendment to the Credit Facility met the criteria of substantial modification as outlined under the provisions of EITF 96-19 and is accounted for as an extinguishment of debt. Accordingly, in the second quarter of 2002 the Company recorded an extraordinary loss of $2,604. The extraordinary loss represents amendment fees of $2,000 incurred to extinguish the original Credit Facility and $604 for the write-off of the non-amortized portion of deferred financing costs associated with the original note agreement. Professional fees and bank PIK fees paid, or anticipated to be paid, of $6,167 for the execution of the amended Credit Facility have been capitalized and are being amortized over the remaining life of the Credit Facility. At December 31, 2002, $2,316 in anticipated future PIK fees is included in other current liabilities.

Senior Subordinated Notes

In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. under a securities purchase agreement. The equity portion of the transaction comprised 458,333 shares of common stock valued at $11,000. The debt portion of the transaction comprised a senior subordinated note with a face value of $25,500 (the "Levine Note"). The Company also issued a warrant to purchase 354,167 shares of its common stock at an initial price of $41.04 per share, which as described below, was subsequently reduced to $20.88 per share. The warrant was valued at $2,739. The warrant value was reflected as a discount to the face value of the Levine Note and has been subsequently written off as discussed below.

In April 2001, the Company entered into an amendment to the Levine Note. In connection with the amendment, the lender waived the defaults under the Levine Note that existed at December 31, 2000 due to failure to meet certain financial ratio covenants and reset all covenants for 2001 and subsequent years, in addition to certain other modifications. The Amendment met the criteria of substantial modification as outlined in EITF 96-19. As such, the Levine Note was considered extinguished, with a new note issued in its place. The extinguishment was recorded as an extraordinary charge of $5,601. No tax benefit was recorded as a result of the charge as the realization of available deferred tax assets is not assured. The extraordinary loss represents $3,351 for write-off of the non-amortized portion of the warrant discount and deferred financing costs associated with the original note and an amendment fee of $2,250 incurred to extinguish the original note. In addition to the amendment fee, the PIK interest rate was increased to 16.5% and price of the warrants was reduced from an initial strike price of $41.04 per share to $20.88 per share. Professional fees incurred for the execution of the amended note agreement have been capitalized and are being amortized over the remaining life of the Levine Note.

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

The entire principal of the Levine Note is due September 2005 but may be paid earlier at the Company's election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or defined excess cash flows. The Levine Note bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note. The Company is currently issuing PIK notes at 17.0% for payment of current interest amounts owed. The Securities Purchase Agreement contains covenants, including but not limited to, restricting the Company's ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios.

Subordinated Convertible Notes

In 1998, the Company issued $30,000 of subordinated convertible notes ("Convertible Notes"). The Convertible Notes mature June 2006 and bear interest at 7.0%, payable semi-annually with an option to pay the interest in a PIK note, which the Company is currently exercising for payment of current interest amounts due. As outlined in the note agreement, the interest rate on the Convertible Notes has increased to 8.0% as a result of the Company's election to pay the current interest due in a PIK note. In April 2001, the Company entered into an amendment to the Convertible Notes and the lender waived the cross-default provision that existed at December 31, 2000 due to the covenant violations under the Credit Facility and agreed to reset all covenants for 2001 and subsequent years, in addition to certain other modifications. As consideration for the amendment, the Company has agreed to reduce the conversion price of the notes. The Convertible Notes are convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40

Long-term debt consists of the following:

                                                                                        2002                 2001
                                                                                  ------------------   ------------------
     Credit Facility term note, variable interest (10.1% as of December 31,
       2002), variable required quarterly payments, as defined, due September
       30, 2003.                                                               $            81,626  $            81,755
    Levine Note, interest at 17.0%, payable monthly; due September 2005                     41,671               33,258
    Convertible Notes, Interest at 8%, payable semi-annually, due June 2006                 38,106               35,058
    Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from Prime
       (4.25% at December 31, 2002) to 12.0%; due through November 2009                     12,754               14,073
    Note payable to seller, interest at 8.5%, secured by stock in subsidiary;
       due March 2003                                                                          581                  581
    Senior subordinated note payable, face value of $2,083 discounted
       interest at 8.0%; due July 2002                                                          --                1,991
    Senior subordinated note payable, interest at 8.0%; due in monthly
       installments of principal and interest of $14; due July 2002                             --                   83
    Subordinated note payable, interest at 8.0%, interest payable quarterly
       annually through January 2002; due January 2002                                          --                  696
                                                                                  ------------------   ------------------
        Total long-term debt                                                               174,738              167,495
             Less current portion                                                         (168,980)             (12,699)
                                                                                  ------------------   ------------------
        Long-term debt, net of current portion                                 $             5,758  $           154,796
                                                                                  ==================   ==================

Under the various debt agreements, scheduled maturities on long-term debt are due as follows: $89,203 in 2003, $4,313 in 2004, $42,670 in 2005, $38,209 in
2006, $111 in 2007 and $232 thereafter. As outlined in the liquidity discussion of note 2, the Company does dot have the ability to fund its debt due in 2003 from cash flows generated from operations, and needs to obtain additional capital, restructure its balance sheet, or a combination of both. There can be no assurance that the Company will be able to consummate any financial restructuring to prevent a default on its debt payments under the Credit Facility. The Levine Note and Convertible Notes agreements also have cross-default provisions associated with the Credit Facility. Accordingly, the scheduled maturities for the Levine Note and Convertible Notes payable in 2005 and 2006 totaling $79,777 have also been accelerated to current portion of long-term debt and capital lease obligations in the accompanying Consolidated Balance Sheets.

(10) REDEEMABLE COMMON STOCK

The Company entered into various shareholder put right agreements in connection with certain dental practice affiliations. The Company also completed a private placement offering (the "Placement Offering") of 16,666 shares of the Company's redeemable common stock in June 1996. In connection with the Placement Offering, the shareholder received certain put rights which were exercisable after June 21, 2001 but not later than June 21, 2003 if the Company has not completed a public offering of its common stock by June 21, 2001 at a price of at least $132.00 per share and with net proceeds to the Company of at least $10,000. The per share price applicable to the put rights is 20 times the Company's average adjusted net income per share for the two most recent fiscal years preceding the exercise of the rights. In the December 2002, the shareholder sold the Placement Offering shares subject to redemption, as the put rights had no future value because the Company reported negative adjusted earnings for the two-year period ended December 31, 2002.

The shares of common stock subject to the put rights are reported in the balance sheet as redeemable common stock. Such shares have been recorded at their fair value as of date of acquisition, inclusive of accretion during each of the three years in the period ended December 31, 2002. The Company records accretion on a ratable basis over the redemption period of the respective stock. The following summary presents the changes in the redeemable common stock:


                                                Shares of
                                                Redeemable      Redeemable
                                               Common Stock    Common Stock
                                               -------------   --------------

    Balance, January 1, 2000                         26,326 $         1,796

    Accretion of redeemable common stock                 --               8
    Exercise of redeemable common stock              (1,015)           (121)
    Non-redemption redeemable common stock           (2,459)           (199)
                                               -------------   --------------

    Balance, December 31, 2000                       22,852           1,484

    Accretion of redeemable common stock                 --               1
    Exercise of redeemable common stock              (4,947)           (438)
                                               -------------   --------------

    Balance, December 31, 2001                       17,905           1,047

    Exercise of redeemable common stock                (620)            (51)
    Non-redemption redeemable common stock          (16,666)           (945)
                                               -------------   --------------

    Balance, December 31, 2002                          619 $            51
                                               =============   ==============

In December 2002, the shareholder of the 619 remaining shares subject to redemption provided election notification to exercise such put right. The put transaction was completed in January 2003.

(11) SHAREHOLDERS' EQUITY

A reconciliation of the total shares of preferred and common stock outstanding during the three-year period ended December 31, 2002 is as follows:


                                                                                        Convertible
                                                                           Preferred     Preferred
                                                                           Stock -        Stock -       Common
                                                                            Series A     Series D        Stock
                                                                           -----------  ------------  ------------
           Balance, January 1, 2000                                               100     1,628,663    3,492,911

           Common stock issued in connection with:
              Financing                                                            --            --      458,333
              Acquisitions                                                         --            --        6,427
              Employee purchase plan                                               --            --        1,588
           Exercise of warrants                                                    --            --       13,798
           Exercise of options                                                     --            --        1,035
           Non-redemption and accretion of redeemable common stock                 --            --        2,459
                                                                           -----------  ------------  ------------
           Balance, December 31, 2000 and 2001                                    100     1,628,663    3,976,551

           Common stock issued in connection with:
              Employee purchase plan                                               --            --       16,666
              Preferred Stock Conversion                                           --       (54,055)       9,016
              Reverse split partial shares                                         --            --           67
           Cancelled shares served as note receivable collateral                                         (55,636)
           Non-redemption and accretion of redeemable common stock                 --            --       17,286
                                                                           -----------  ------------  ------------
           Balance, December 31, 2002                                             100     1,574,608    3,963,950
                                                                           ===========  ============  ============


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

Common Stock

Outstanding common stock shares include 160,544 of shares held in escrow in connection with the sale of DCA in May 2001. Such shares will be cancelled upon release from the escrow agent. A total of 36,920 and 56,541 outstanding shares of Common Stock issued at a price of $2.70 and $1.35 per share, respectively, are subject to repurchase by the Company at the original issue price at its election.

Stock Warrants

In connection with certain financing and acquisition activities, the Company has granted warrants to purchase shares of the Company's common stock. At December 31, 2002 there are outstanding warrants to purchase up to 538,306 shares of the Company's common stock at an exercise price ranging from $3.66 to $56.63 per share. All warrants have been recorded at their estimated fair value at the date of grant and expire at various dates through April 2011.

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

The total original advance included $5,900 paid to DCA officers. These advances were sold in connection with the sale of DCA as discussed in note 5. The remaining non-amortized outstanding balance of the advances of $4,600 to DCA officers was included in the determination of impairment of long-lived assets and advances recorded in the fourth quarter of 2000. During the third quarter of 2001, the entire non-amortized balance of the remaining notes was written off as a result of the acceleration of the non-recourse provision of the note due from the former CEO and the significant decline in the underlying value of the pledged collateral, which is considered to be other than temporary.

Shareholder Notes Receivable

In 1997, the Company was issued a shareholder note receivable by an officer. In connection with the execution of the officer's amended employment agreement in May 2000, the note with a face amount of $150 and related accrued interest of $32, subject to provisions of the agreement, was to be forgiven in May 2002. The note and accrued interest was being expensed over the twenty-four month period. During 2001, the remaining balance on the note was written off as compensation expense based on the note being converted to non-recourse pursuant to the severance agreement with the officer. The Company recorded a stock compensation expense of $129 and $53, respectively during the years ended December 31, 2001 and 2000. In addition, the Company forgave its rights to repurchase 33,382 common shares held by the officer at $2.70 and recorded a charge to stock compensation of $27 during the year ended December 31, 2000.

Stock Options

The Company adopted the InterDent, Inc. 1999 Stock Incentive Plan (the "Incentive Plan"). Benefits under the Incentive Plan include the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards to employees and non-employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"), which has the authority to determine the persons, or entities to whom awards are be made, the amounts, and other terms and conditions of the awards. Share grants issued under the Incentive Plan generally expire ten to fifteen years from the original grant date, depending upon the nature of the share grant. The Incentive Plan provides for the issuance of up to 541,666 shares of Company common stock. As of December 31, 2002, options for a total of 70,515 shares were outstanding, of which options for 68,798 shares were exercisable.

The Company adopted the InterDent, Inc. 2000 Key Executive Stock Incentive Plan (the "Executive Plan"). Benefits under the Executive Plan include, without limitation, the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, and restricted and non-restricted stock awards to employees and non-employees of the Company. The Committee administers the Executive Plan and has the authority to determine the persons or entities to which awards will be made, the amounts, and other terms and conditions of the awards. Share grants issued under the Executive Plan generally expire 0ten years from the original grant date, depending upon that nature of the share grant. The Executive Plan provides for the issuance of up to 500,000 shares of Company common stock. As of December 31, 2002, options for a total of 243,333 shares were outstanding, of which 80,000 were exercisable.

Prior to the merger of GDSC and DCA, each of the entities had active incentive and non-qualified stock option plans (collectively the "Former Plans"). Benefits under the Former Plans include incentive stock options, non-statutory stock options, stock appreciation rights or bonus rights, award of stock bonuses, and/or sale of restricted stock that were granted to employees and non-employees. The Former Plans provided for the issuance of up to 687,875 shares of Company common stock and were frozen during 1999. As of December 31, 2002, options for a total of 25,363 shares were outstanding, of which options for 23,551 shares were exercisable. Shares outstanding under the Former Plans are generally subject to a three to five-year vesting schedule from the date of grant and expire ten years from the original grant date.

The following summary presents the options granted and outstanding under the various plans for the three-year period ended December 31, 2002:


                                Number of shares
                                                                                                    Weighted Ave.
                                              Employee       Non-employee         Total             Exercise Price
                                          ----------------------------------------------------   ---------------------
     Outstanding, January 1, 2000                  254,950          141,833           396,783 $          40.07
        Granted                                    775,167           15,992           791,159            23.52
        Exercised                                     (618)            (418)           (1,036)           19.02
        Canceled                                   (14,262)         (23,236)          (37,498)           42.72
                                          ----------------------------------------------------   ---------------------

     Outstanding, December 31, 2000              1,015,237          134,171         1,149,408            28.38
        Granted                                    460,000               --           460,000             0.37
        Exercised                                       --               --                --               --
        Canceled                                  (896,851)         (86,890)         (983,741)           28.56
                                          ----------------------------------------------------   ---------------------

     Outstanding, December 31, 2001                578,386           47,281           625,667             7.49
        Granted                                         --               --                --               --
        Exercised                                       --               --                --               --
        Canceled                                  (252,814)         (33,642)         (286,456)            3.32
                                          ----------------------------------------------------   ---------------------

     Outstanding, December 31, 2002                325,572           13,639           339,211 $          11.01
                                          ====================================================   =====================

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options granted under the various plans at December 31, 2002:


                                                       Weighted average
                                                       number of options
                                           ------------------------------------------
                           Exercise                                                       Contractual life
                            price              Outstanding           Exercisable             remaining
                       -----------------   --------------------   -------------------    -------------------
                   $        0.00 - 6.00         207,543                127,543                8.6
                           18.01 - 24.00        104,584                 19,584                7.4
                           24.01 - 30.00          2,254                  2,254                3.4
                           30.01 - 26.00            502                    400                5.7
                           36.01 - 42.00          9,474                  9,382                6.3
                           42.01 - 48.00          4,621                  4,587                4.9
                           48.01 - 54.00          8,148                  6,514                5.0
                   $       54.01 - 60.00          2,085                  2,085                2.2
                                       --------------------   -------------------    -------------------
                                                339,211                172,349                8.0
                                       ====================   ===================    ===================


(12) EMPLOYEE BENEFITS

In 1999 the Company adopted the InterDent, Inc. 401(k) Plan (the "InterDent Plan") in accordance with Section 401(k) of the Internal Revenue Code. The InterDent Plan covers substantially all employees of the Company and its affiliates. Contributions to the InterDent Plan are discretionary. There was no Company contribution to the plan during the three years in the period ended December 31, 2002.

(13) INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                                       2002
                                                       ------------------------------------------------------------------
                                                             Current                Deferred                Total
                                                       ---------------------   --------------------   -------------------
U.S. Federal income taxes                            $               --     $                --    $                --
State and local income taxes                                         --                      --                     --
                                                       ---------------------   --------------------   -------------------

                                                     $                --     $                 --    $                 --
                                                       =====================   ====================   ===================

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
                                                       =====================   ====================   ===================

                                                                                       2000
                                                       ------------------------------------------------------------------
                                                             Current                Deferred                Total
                                                       ---------------------   --------------------   -------------------

U.S. Federal income taxes                            $             (732)    $            (2,959)   $            (3,691)
State and local income taxes                                         91                    (402)                  (311)
                                                       ---------------------   --------------------   -------------------

                                                     $             (641)    $            (3,361)   $            (4,002)
                                                       =====================   ====================   ===================

The effective tax rate differed from the U.S. statutory Federal rate of 35% due to the following:

                                                                 2002                  2001                   2000
                                                          -------------------   --------------------   -------------------

U.S. Federal taxes at statutory rate                  $            (33,013)  $            (9,983)   $           (17,920)
   Increase (decrease):
    State income taxes, net of federal tax benefit                  (4,164)               (1,014)                (2,235)
    Valuation allowance for deferred tax assets                     31,463                11,288                 16,975
    Transaction costs originally non-deductible                         --                    --                   (732)
    Amortization of nondeductible goodwill and other
     nondeductible items                                             3,851                   288                    318
    Other                                                            1,863                  (464)                  (408)
                                                          -------------------   --------------------   -------------------

        Income tax provision (benefit)                $                 --   $               115    $            (4,002)
                                                          ===================   ====================   ===================


Deferred income tax assets (liabilities) comprise the following:


                                                                                       2002                   2001
                                                                                --------------------   -------------------
Deferred income tax assets:

   Net operating loss carryforward                                           $            42,295    $            19,837
   Impairment of goodwill, intangibles, long-lived assets and advances                    26,872                    658
   Accrued payroll and related costs                                                         848                    653
   Capital loss                                                                              326                 14,944
   Allowance for doubtful accounts                                                           120                    117
   Tax credits                                                                               246                    246
   Restructure and severance accrual                                                          61                    176
   Other accruals                                                                            (52)                 2,030
   Other                                                                                      --                     88
                                                                                --------------------   -------------------
        Total gross deferred income tax assets                                            70,716                 38,749
        Less valuation allowance                                                         (61,347)               (29,028)
                                                                                --------------------   -------------------
        Deferred income tax assets, net of valuation allowance                             9,369                  9,721
                                                                                --------------------   -------------------

Deferred income tax liabilities:
   Property and equipment, principally due to differences in depreciation
    and capitalized costs                                                                 (5,203)                (5,354)
   Intangible assets, principally due to accrual for financial reporting
    purposes                                                                              (3,541)                (3,742)
   Other                                                                                    (625)                  (625)
                                                                                --------------------   -------------------
        Deferred income tax liabilities                                                   (9,369)                (9,721)
                                                                                --------------------   -------------------
        Net deferred income tax asset (liability)                            $                --    $                --
                                                                                ====================   ===================

Reconciliation of net deferred income tax asset (liability):
   Current deferred income tax assets                                        $             3,749    $             2,888
   Long-term deferred income tax liabilities                                              (3,749)                (2,888)
                                                                                --------------------   -------------------
                                                                             $                 --    $                 --
                                                                                ====================   ===================


The Company has a valuation allowance for all net deferred tax assets. At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $111,000 that are available to offset future taxable income, if any, through 2022. The Company also has certain state net operating loss carryforwards, which are available to offset future taxable income. In accordance with the Internal Revenue Code, the annual utilization of net operating loss carryforwards and credits that existed in certain corporations prior to affiliation with InterDent may be limited.

(14) COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various operating leases, primarily for commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month equipment rentals was $10,730 for 2002, $13,122 for 2001 and $15,056 for 2000.

The future minimum lease payments under capital and non-cancelable operating leases with remaining terms of one or more years consist of the following at December 31, 2002:

                                                              Capital                    Operating
                                                      ------------------------    -------------------------
                2003                               $               650        $              9,148
                2004                                               279                       7,585
                2005                                               168                       6,244
                2006                                               128                       5,263
                2007                                               118                       4,964
                Thereafter                                         158                       9,544
                                                      ------------------------    -------------------------

                Total minimum lease obligations                  1,501        $             42,748
                                                                                  =========================
                Less portion attributable to                      (258)
                  interest
                                                      ------------------------
                Obligations under capital lease                  1,243
                Less current portion                              (556)
                                                      ------------------------
                                                   $               687
                                                      ========================

Contingencies

In July 2002, InterDent's claims against Amerident of approximately $3,000 for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation (Los Angeles Superior Court Case No. BC237600) proceeded to trial, as did the claims by Amerident for damages ranging from $8,000 to $11,000 against InterDent and Gentle Dental Management, Inc. related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada and breach of a promissory note. In August 2002 a mistrial was declared because there were insufficient jurors to proceed. The cases are expected to be retried in the second quarter of 2003. Management believes the Amerident claims against the Company are without merit or will not have a material adverse effect on the Company's consolidated operating results, liquidity or financial position, or cash flows.

The Company has been named as a defendant in various other lawsuits in the normal course of business, primarily for malpractice claims. The Company and affiliated dental practices, and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against the Company are without merit or will not have a material adverse effect on the Company's consolidated operating results, liquidity or financial position, or cash flows.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly condensed consolidated financial information for each of the Company's last eight fiscal quarters. This quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future period.




                                                         2002                                       2001
                                       -----------------------------------------  ------------------------------------------
                                       3/31(a)     6/30       9/30      12/31       3/31       6/30       9/30      12/31
                                       --------   --------  ---------  ---------  ---------  ---------  ---------  ---------
OPERATING RESULTS:
  Total Revenues                     $ 63,725  $  64,521  $ 61,589   $  60,229  $  83,578  $  76,243  $  61,532  $  61,278
  Operating income (loss)               3,577      5,329     4,786       3,772      5,009     (2,994)    (8,817)     2,326
  Net loss before extraordinary
   item and cumulative effect of a
   change in accounting principle      (1,067)      (581)   (1,376)     (2,468)      (520)   (12,176)   (14,338)    (2,444)
  Extraordinary loss on debt
   extinguishments, net of taxes           --     (2,604)       --          --         --     (5,601)        --         --
  Cumulative effect of a change in
   accounting principle, net of
   taxes                               (89,000)       --        --          --         --         --         --         --
  Accretion of redeemable common
   stock                                   --         --        --          --         (1)        --         --         --
                                       --------   --------  ---------  ---------  ---------  ---------  ---------  ---------
  Net loss attributable to common    $ (90,067)   (3,185) $ (1,376)  $  (2,468) $    (521) $ (17,777) $ (14,338) $  (2,444)
   stock
                                       ========   ========  =========  =========  =========  =========  =========  =========

  Net loss per share attributable
   to common stock - basic and
   diluted
   Before extraordinary item and
    cumulative effect of a change
    in accounting principle           $  (0.28)   $ (0.15)   $(0.36)    $(0.65)    $(0.13)    $(3.16)    $(3.69)    $ (0.66)
   Extraordinary item                     --        (0.68)    --         --         --         (1.45)     --         --
   Cumulative effect of a change in
    accounting principle                (23.23)       --        --         --         --         --         --       --
                                       --------   --------  ---------  ---------  ---------  ---------  ---------  ---------
   Attributed to common stock          $(23.51)   $ (0.83)   $(0.36)    $(0.65)    $(0.13)    $(4.61)    $(3.69)     (0.66)
                                       ========   ========  =========  =========  =========  =========  =========  =========


(a) As restated for the three months ended March 31, 2002 to include a non-cash impairment charge of $89,000 effective January 1, 2002 related to the cumulative effect of a change in accounting principle in connection with adoption of SFAS
142. See table below for summary of restated quarter.

                                                                            Three Months Ended
                                                                              March 31, 2002
                                                                      -------------------------------
                                                                           As          As Restated
                                                                       Previously
                                                                        Reported
                                                                      --------------  ---------------
OPERATING RESULTS:
  Total Revenues                                                    $     63,725    $      63,725
  Operating income                                                         3,577            3,577
  Net loss before extraordinary item and cumulative effect of a
   change in accounting principle                                        (1,067)          (1,067)
  Extraordinary loss on debt extinguishments, net of taxes                    --               --
  Cumulative effect of a change in accounting principle, net of
   taxes                                                                      --         (89,000)
                                                                      --------------  ---------------
  Net loss attributable to common stock                             $    (1,067)         (90,067)
                                                                      ==============  ===============

  Net loss per share attributable to common stock - basic and
   diluted                                                          $               $
    Before extraordinary item and cumulative effect of a change in
     accounting principle                                                 (0.31)           (0.28)
    Extraordinary item                                                        --               --
    Cumulative effect of a change in accounting principle                     --          (23.23)
                                                                      --------------  ---------------
    Attributed to common stock                                      $     (0.28)    $     (23.51)
                                                                      ==============  ===============

(16) SUBSEQUENT EVENT

On March 31, 2003, the Company entered into amendments to its existing Credit Facility. In connection with the execution of the amendments, the banks, among other things, modified the principal payment due on April 1, 2003. These modifications were designed to temporarily relieve the Company from its short-term debt service obligations, as the Company is currently in negotiations on a long-term financial restructuring plan with the banks, its significant equity and debt holders, and other potential outside investors. Under the terms of the amended agreements, the original required principal payment due of $7,214 was reduced to $500, with the remaining $6,714 due on April 30, 2003. In the fourth quarter of 2002, the Company prepaid $439 of the required April 1, 2003 principal payment in connection with proceeds from the sale of certain dental practices, as required under the Credit Facility. Accordingly, the required April 1, 2003 payment was $61.

(17) SUBSEQUENT EVENT (UNAUDITED)

On April 30, 2003, the Company reached an agreement on the terms of a financial restructuring with its senior lenders and the holders of its Senior Subordinated Debt. If implemented, the restructuring will extinguish all of the Company's existing common and preferred equity.

If the restructuring is confirmed as currently proposed, the Company's outstanding senior and senior subordinated debt as of April 1, 2003 will be reduced from approximately $128,000 to approximately $38,000 by conversion of $90,000 of the debt into equity. The restructuring will also eliminate the Company's $39,000 convertible subordinated debt. Two of the Company's existing lenders have agreed to provide the Company with a $7,500 debtor-in-possession credit facility.

It is expected that the restructuring will be completed through a pre-arranged filing under Chapter 11 of the United States Bankruptcy Code (the "Code") by the Company and the subsequent judicial confirmation of a plan of reorganization under the Code. Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the $128,000 of Senior Secured Debt and Senior Subordinated Debt, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed. The principal effects of the restructuring on the Company's debt will be as follows.

Senior Secured Debt and Senior Subordinated Debt. There was approximately $84,000 of Senior Secured Debt outstanding under the Credit Facility as of April 1, 2003. Of this amount, approximately $38,000 was held by JP Morgan Chase Bank, Fleet Capital Corporation and U.S. Bank National Association (collectively, the "Bank Lenders") and $47,000 was held by funds managed by DDJ Capital Management, LLC and Pleasant Street Investors, LLC (the "Other Senior Lenders"). In addition, Levine Leichtman Capital Partners II, L.P. ("LLCP") held approximately $44,000 of Senior Subordinated Debt.

The full amount of the $38,000 of Senior Secured debt held by the Bank
Lenders will be assumed by the Company following the reorganization and restructured as follows (the "Restructured Bank Debt"). The Restructured Bank Debt will have a three-year term and bear interest at prime plus 2.5% or, at the Company's option, LIBOR plus 4.0%. The principal will be payable as follows:
$400 during 2003, $5,000 in equal quarterly installments during 2004, $6,000 in equal quarterly installments during 2005, and $2,000 payable each quarter during 2006 until maturity, when the total unpaid balance will be due.

The $90,000 of Senior Secured Debt and Senior Subordinated Debt held by the Other Senior Lenders and LLCP will be converted into equity of the Company, consisting of common stock, a new issue of 5% convertible preferred stock and warrants to purchase additional common stock constituting 16.5% of the Company's common stock assuming conversion of the new convertible preferred stock.

Convertible Subordinated Debt. While the restructuring will eliminate the approximately $39,000 of Convertible Subordinated Debt outstanding as of April 1, 2003, under certain circumstances the holders of this debt might receive the right to purchase an aggregate of 3% of the fully diluted common stock of the Company.

Debtor-in-Possession Credit Facility. Certain of the Company's Senior Secured Lenders have agreed to provide a $7,500 debtor-in-possession credit facility (the "DIP Facility") to pay certain post-petition expenses. The DIP Facility will become available on the first day following its approval by the Bankruptcy Court and will have a 180-day term, subject to earlier termination upon the occurrence of certain events. Amounts borrowed under the DIP Facility will have super-priority status and will be secured by a first priority security interest in, and lien on, all assets of the Company.

The DIP Facility will bear interest at an annual rate ranging from 10% to 13% over the life of the facility, and will require payment of additional interest in the event of a default. On the closing date, a commitment fee equal to 2.5% of the commitment will be due the lenders, and upon termination an additional fee equal to 2.5% of the commitment will be due. In exchange for the termination fee, the lenders have agreed that if a plan of reorganization described herein is confirmed, the Company will have the right to convert the DIP Facility into a revolving credit facility.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  Additions
                                                       ------------------------------
                                                        Charged to       Charged to     Deductions       Balance at
                                         Balance at      costs and          other
                                       beginning of      expenses         accounts
                                           year             (1)           (2) (3)           (4)         end of year
                                       --------------  --------------   -------------  --------------  ---------------
  Accounts Receivable Allowance:
    2002                             $     4,627,000 $    13,600,000 $           --  $    13,990,000 $      4,237,000
    2001                                   9,755,000      14,579,000         314,000      20,021,000        4,627,000
    2000                                   8,548,000      10,445,000       4,258,000      13,496,000        9,755,000
  Advances to PA Allowance:
    2002                             $           --  $            -- $           --  $            -- $             --
    2001                                  20,282,000              --         217,000      20,499,000               --
    2000                                     152,000      19,913,000         256,000          39,000       20,282,000


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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

                          INTERDENT, INC.

                          By:      /s/ H. WAYNE POSEY
                                   --------------------------------------------
                                   H. Wayne Posey
                                   Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2003.


Signature                                                                               Title
Principal Executive Officer:

H/s/ H. WAYNE POSEY                                                     Chairman of the Board and Chief Executive
--------------------------------------------
H. Wayne Posey                                                          Officer

Principal Financial and
Accounting Officer:

/s/ ROBERT W. HILL                                                      Vice President, Finance & Accounting
-----------------------------------------------------
Robert W. Hill

Directors:

/s/ GERALD R. AARON___                                                  Director
------------------------------------
Gerald R. Aaron, D.D.S.

/s/ STEVEN HARTMAN                                                      Director
------------------------------------

Steven Hartman
                                                                        Director
/s/ PAUL H. KECKLEY
-------------------
Paul H. Keckley, PhD


                                 INTERDENT, INC.

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, H. Wayne Posey, certify that:

1.   I have reviewed this annual report on Form 10-K of InterDent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


                                            _/s/ H. WAYNE POSEY
                                           --------------------
                                            H. Wayne Posey
                                            Chairman of the Board and
                                            Chief Executive Officer

                                 INTERDENT, INC.

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Robert W. Hill, certify that:

1.   I have reviewed this annual report on Form 10-K of InterDent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


                                            _/s/ ROBERT W. HILL
                                            --------------------
                                            Robert W. Hill
                                            Vice President, Finance & Accounting