Form 10-Q
period 2003-03-31
INTERDENT INC
filed 2003-05-20
CIK 1072765

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q.—QUARTERLY REPORT UNDER

 SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(310) 765-2400
(Registrant’s telephone number, including area code)

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

☒   Yes       ☐   No

As of May 12, 2003, 3,963,331 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,037	$3,041
Accounts receivable, net	18,337	17,934
Receivable from professional associations	255	152
Supplies inventory	4,462	4,439
Prepaid and other current assets	6,218	6,860
Total current assets	34,309	32,426

Property and equipment, net	17,251	17,848
Goodwill and intangible assets, net	60,905	60,671
Other assets	3,577	3,922
Total assets	$116,042	$114,867

Liabilities, Redeemable Common Stock and Shareholders’ Deficit

Current liabilities:
Accounts payable	$5,234	$5,053
Accrued payroll and payroll related costs	9,731	8,740
Other current liabilities	15,256	13,656
Current portion of long-term debt and capital lease obligations	172,666	169,536
Total current liabilities	202,887	196,985

Long-term liabilities:
Capital leases obligations, net of current portion	612	687
Long-term debt, net of current portion	4,864	5,758
Other long-term liabilities	1,236	1,366
Total long-term liabilities	6,712	7,811
Total liabilities	209,599	204,796

Redeemable common stock, $0.001 par value, zero and 619 shares issued and outstanding in 2003 and 2002, respectively	—	51

Shareholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Preferred stock – Series A, 100 shares authorized and outstanding	1	1
Convertible Preferred stock – Series B, 70,000 shares authorized, zero shares issued and outstanding	—	—
Preferred stock – Series C, 100 shares authorized, zero shares issued and outstanding	—	—
Convertible Preferred stock – Series D, 2,000,000 shares authorized, 1,574,608 shares issued and outstanding in 2003 and 2002	11,688	11,688
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,963,331 shares issued and outstanding in 2003 and 2002	4	4
Additional paid-in capital	77,853	77,853
Shareholder notes receivable	(209)	(206)
Accumulated deficit	(182,894)	(179,320)
Total shareholders’ deficit	(93,557)	(89,980)
Total liabilities, redeemable common stock and shareholders’ deficit	$116,042	$114,867

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Dental practice net patient service revenue	$58,649	$63,361
Net management fees	247	197
Licensing and other fees	141	167

Total revenues	59,037	63,725

Operating expenses:
Clinical salaries, benefits, and provider costs	29,347	30,956
Practice non-clinical salaries and benefits	8,086	8,496
Dental supplies and lab expenses	6,403	7,267
Practice occupancy expenses	3,409	3,309
Practice selling, general and administrative expenses	4,790	4,801
Corporate selling, general and administrative expenses	3,270	4,237
Stock compensation expense	—	73
Depreciation and amortization	955	1,009

Total operating expenses	56,260	60,148

Operating income	2,777	3,577

Non-operating expense:
Interest expense, net	(6,327)	(4,454)
Other, net	(24)	(160)

Non-operating expense, net	(6,351)	(4,614)

Loss before income taxes and cumulative effect of accounting change	(3,574)	(1,037)

Provision for income taxes	—	30

Net loss before cumulative effect of accounting change	(3,574)	(1,067)

Cumulative effect of a change in accounting principle	—	(89,000)

Net loss	$(3,574)	$(90,067)

Loss per share – basic and diluted:
Before cumulative effect of a change in accounting principal	$(0.94)	$(0.28)
Cumulative effect of a change in accounting principle	—	(23.22)
Net loss	$(0.94)	$(23.50)

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(3,574)	$(90,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	89,000
Depreciation and amortization	955	1,009
Loss on disposal of assets	—	259
Interest income on shareholder notes	(3)	(12)
Notes issued as interest payment-in-kind and other accrued interest	2,730	2,263
Interest amortization on deferred financing costs	1,287	295
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(403)	144
Receivable from professional associations	(103)	(12)
Supplies inventory	(23)	(60)
Prepaid expenses and other current assets	(350)	1,665
Other assets	158	(177)
Accounts payable	181	(911)
Accrued payroll and payroll related costs	991	1,402
Accrued merger and restructure	—	(76)
Other liabilities	2,146	1,538

Net cash provided by operating activities	3,992	6,260

Cash flows from investing activities:
Purchase of property and equipment	(358)	(367)
Cash paid for acquisitions and earn-outs, including direct costs, net of cash acquired	(226)	(833)

Net cash used in investing activities	(584)	(1,200)

Cash flows from financing activities:
Payments on long-term debt and obligations under capital leases	(1,278)	(1,704)
Payments of deferred financing costs	(108)	(498)
Exercise of redeemable common stock put rights	(26)	(25)

Net cash used in financing activities	(1,412)	(2,227)

Increase in cash and cash equivalents	1,996	2,833

Cash and cash equivalents, beginning of period	3,041	7,189

Cash and cash equivalents, end of period	$5,037	$10,022

Cash paid for interest	$2,309	$2,150

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.

AND SUBSIDIARIES

March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands, except per share and share amounts)

(1) ORGANIZATION

Headquartered in El Segundo, California, InterDent, Inc. (“InterDent” or the “Company”) is a leading provider of dental practice management services to multi-specialty dental professional corporations and associations (“PAs”) in the United States.  The dentists employed through the Company’s network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

The Company was incorporated on October 13, 1998 as a Delaware corporation to facilitate the business combination of Gentle Dental Service Corporation (“GDSC”) and Dental Care Alliance (“DCA”) that occurred in March 1999.  Prior to the combination, GDSC and DCA were each publicly traded dental practice management companies.  From 1996 through 2000, the Company (and its predecessors, GDSC and DCA) primarily focused on the expansion of its affiliated dental network through acquisitions, completing 45 transactions in 15 markets.

The Company provides management services to affiliated PAs, currently representing 137 dental locations, under long-term management service agreements (“MSAs”).  Under the MSAs, the Company bills and collects patient receivables and provides administrative and management support services.  Each PA is responsible for employing and directing the professional dental staff and providing all clinical services to the patients.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company provides management services to the PAs under long-term MSAs that generally have an initial term of 40 years.  Under the provisions of the MSAs, the Company owns the non-professional assets at the affiliated practice locations, including equipment and instruments, prepares bills and collects patient receivables, and provides all administrative and management support services to the PAs. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, marketing, advertising, purchasing, and related support personnel.  The PAs employ the dentists and the hygienists while the Company employs all administrative personnel.

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (“EITF 97-2”).  For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice.  The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement (“SAA”).  Under all of the SAAs entered into except for two, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a thousand dollars or less.  Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis.  Under EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement.  Consequently, under EITF 97-2, the Company consolidates all the accounts of those PAs in the accompanying Condensed Consolidated Financial Statements.  Accordingly, the Condensed Consolidated Statements of Operations include the net patient revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

The Company currently has entered into two SAAs with PAs, representing 3 dental locations that do not have the nominal price provision.  Rather, the SAA purchase price is based upon a multiple of earnings, as defined.  As a result, the MSAs do not meet the criteria of consolidation under EITF 97-2 and the consolidated statements of operations exclude the net patient service revenues and expenses of these PAs.  The Company only includes net management fee revenues generated and expenses associated with providing services under these MSAs.

Liquidity and Capital Resources

Proposed restructuring

On April 30, 2003, the Company reached agreement with its senior lenders (“Senior Secured Debt”) and the holders of its senior subordinated debt (“Senior Subordinated Debt”) to convert $90,000 of the Company’s debt to equity and restructure the remaining $38,000 of Senior Secured Debt into a new term loan.  The agreement is to be implemented by a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  On May 9, 2003, the Company and its subsidiary InterDent Service Corporation (collectively, the “Debtors”) filed a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California located in Santa Ana, California (the “Bankruptcy Court”). The cases are being jointly administered under the case name “In Re InterDent, Inc., a Delaware Corporation; InterDent Service Corporation, a Washington Corporation,” Case No. 03-13594. Included in the Condensed Consolidated Financial Statements are the financial position and results of operations of subsidiaries that are not party to the Prearranged Plan of Reorganization. Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the $128,000 of Senior Secured Debt and Senior Subordinated Debt, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed.  See note 6 to the Notes to Condensed Consolidated Financial Statements regarding the proposed restructuring and the proceedings under Chapter 11 of the Bankruptcy Code.

Liquidity

The Company experienced a loss of $97,096 for fiscal year 2002.  Contributing to this significant loss are certain charges for asset impairments, disposition of certain dental locations, and debt restructuring and debt extinguishments.  The Company believes such charges are unusual in nature and are not expected to continue in the near future.  The loss of $3,574 for the three months ended March 31, 2003 is primarily the result the Company’s debt service obligations on its outstanding debt.  For the three months ended March 31, 2003, interest expense was $6,327, of which $2,309 was paid in cash, $2,730 was accrued and converted into new notes as payment in kind and the remaining amount was amortization of deferred financing costs paid in prior years.  Net losses are expected to continue due to the Company’s high level of interest expense.  Also, a significant portion of debt is due during 2003, which the Company cannot pay from cash flows from operations, and needs to obtain additional capital, restructure its balance sheet, or a combination of both to sustain future operations, as discussed above.

Interim reporting

The accompanying unaudited interim Condensed Consolidated Financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations.  We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading.  To obtain a more detailed understanding of Company results, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2002 included in Form 10-K filed on April 30, 2003.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the entire year.

Net revenues

Revenues consist primarily of PA net patient service revenue (“net patient revenue”) and Company net management fees. Net patient revenue represents the consolidated revenue of the PAs reported at the estimated net realizable amounts from patients, third party payors and others for services rendered, net of contractual adjustments. Net management fees represent amounts charged to the unconsolidated PAs in accordance with the MSA as a percentage of the PAs net patient service revenue under MSAs, net of provisions for contractual adjustments and doubtful accounts.  Such revenues are recognized as services are performed based upon usual and customary rates or contractual rates agreed to with managed care payors.

Net patient revenues include amounts received under capitated managed care contracts from certain wholly owned subsidiaries that are subject to regulatory review and oversight by various state agencies.  The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits.  The Company is in compliance with such requirements as of March 31, 2003.  Total revenues subject to regulatory review and oversight by various state agencies were $10,493 and $12,063 for the three months ended March 31, 2003 and 2002, respectively.

Accounts receivable

Accounts receivable principally represent receivables from patients and insurance carriers for dental services provided by the related PAs at established billing rates, less allowances and discounts for patients covered by third party payors contracts.  Payments under these programs are primarily based on predetermined rates.  In addition, an allowance for doubtful accounts is provided based upon expected collections and is included in practice selling, general and administrative expenses.  These contractual allowances, discounts and allowance for doubtful accounts are deducted from accounts receivable in the accompanying Condensed Consolidated Balance Sheets.  The discounts and allowances are determined based upon historical realization rates, the current economic environment and the age of accounts.  Changes in estimated collection rates are recorded as a change in estimate in the period the change is made.  Concentration of credit risk with respect to accounts receivable is limited due to the large number of payors comprising the company’s payor base.

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

Through December 31, 2001, the Company periodically reviewed the recoverability of the intangible and long-lived assets for possible impairment when events or changes in circumstances indicated that the carrying amount of assets may not be recoverable, as required by FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  This measurement evaluated the ability to recover the balance of these assets from expected future operating cash flows on an undiscounted basis through the remaining amortization period.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for the Company in the first quarter of 2002.  SFAS 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to review for potential impairment upon adoption on January 1, 2002 and thereafter annually or when an impairment indicator is noted.  As a result of completing the required test, the Company recorded a non-cash charge in the amount of $89,000 during the fourth quarter of 2002, retroactive to the adoption date, to reduce the carrying value of its goodwill and certain intangible assets associated with dental practice acquisitions.  The charge restated the previously reported results for the three months ended March 31, 2002.  The restatement is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations, as follows.

Three Months Ended March 31, 2002

	As Previously Reported	As Restated

Total Revenues	$63,725	$63,725
Operating income	3,577	3,577
Net loss before extraordinary item and cumulative effect of a change in accounting principle	(1,067)	(1,067)
Cumulative effect of a change in accounting principle, net of taxes	—	(89,000)
Net loss	$(1,067)	$(90,067)

Net loss per share – basic and diluted	$	$
Before cumulative effect of a change in accounting principle	(0.28)	(0.28)
Cumulative effect of a change in accounting principle	—	(23.22)
Net loss	$(0.28)	$(23.50)

The Company did not record amortization on its goodwill and intangible assets during 2003 and 2002 as all such assets are determined to have indefinite lives.

Fair value of financial assets, liabilities, and redeemable common stock

The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk.  The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of March 31, 2003 and 2002.  However, as discussed in the liquidity section above, the Company has an agreement with its Senior Secured Debt and Senior Subordinated Debt holders to be implemented by a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  Due to the number of uncertainties regarding the restructuring plan, there can be no assurance that the fair value of the Company’s assets, liabilities and long-term debt may not be reduced.

Net loss per share

The Company presents “basic” earnings per share, which is net loss divided by the average weighted common shares outstanding during the period, and “diluted” earnings per share, which considers the impact of common share equivalents.  Dilutive potential common shares represent shares issuable using the treasury stock method.

For the three months ended March 31, 2003, and 2002, dilutive potential common shares of approximately 2,600,000 and 2,800,000, respectively, consisting of convertible subordinated debt, convertible preferred stock, and the exercise of certain options and warrants have been excluded from the computation of diluted income per share as their effect is anti-dilutive.

The following table summarizes the computation of outstanding shares and excludes 160,544 of shares held in escrow in connection with the sale of DCA in May 2001.  Such shares will be cancelled upon release from the escrow agent.

	Three Months Ended March 31,
	2003	2002

Net Loss	$(3,574)	$(90,067)

Outstanding share reconciliation:
Weighted average common shares outstanding	3,802,787	3,833,313
Contingently repurchaseable common shares	—	—

Outstanding basic and diluted shares	3,802,787	3,833,313

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses).  The Company does not have elements of other comprehensive income.

Stock-based compensation

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) and will continue to use the intrinsic value based method of accounting prescribed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock.  Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(3,574)	$(90,067)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	—	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(129)	(2,780)

Net loss, pro forma	$(3,703)	$(92,774)

Net loss – basic and diluted:
As reported	$(0.94)	$(23.50)
Pro forma	(0.97)	(24.20)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

The Company did not grant options during 2002.  The fair value of options granted during 2003 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of the Company’s stock of 170%, (c) a risk-free interest rate of 3.10% and (d) expected option life of five years.  Options were assumed to be exercised over their expected lives for the purpose of this valuation.  Adjustments are made for options forfeited prior to vesting.  The total estimated value of options granted which would be amortized over the vesting period of the options is $94 for the three months March 31, 2003 and were valued at an average per share amount of $0.19.

Segment reporting

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS” 131”). SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the “industry segment” approach with the “management” approach.  The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of the Company’s reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as each of the affiliated dental practices is evaluated individually by the chief operating decision maker and considered to have similar economic characteristics, as defined in the pronouncement, and therefore are aggregated.

Income taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial and Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded for the three months ended March 31, 2002 represents the Company’s estimate of state income tax payable.  The Company has a valuation allowance to offset the entire amount of federal and state tax benefit of loss carryforwards.

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

New accounting pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” was issued in November 2002.  The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.  The initial recognition and measurement provisions of the Interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The adoption of this statement did not have a material impact on the Company’s financial statements as it has not issued or modified any guarantees since December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. This interpretation will not have a material impact on the Company’s financial statements.

(3) DENTAL PRACTICE AFFILIATIONS AND DISPOSITIONS

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers’ future consideration in the form of cash.  The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods.  The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable.  In addition to cash paid of $108 during the three months ended March 31, 2003, the Company also converted $684 of amounts due under earn-out agreements into long-term notes payable.  As of March 31, 2003, future anticipated earn-out payments of $286 are accrued and included in other current liabilities.  For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $2,000 and $3,000 from April 2003 to December 2004, which is expected to be paid in a combination of cash and notes.

(4) LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002

Senior Secured Debt, variable interest (9.86% at March 31, 2003), variable quarterly payments, as defined, due September 30, 2003.	$81,831	$81,626
Senior Subordinated Debt, interest at 17.0%, payable monthly; due September 2005	43,467	41,671
Convertible Subordinated Debt, Interest at 8%, payable semi-annually, due June 2006	38,811	38,106
Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from Prime (4.25% at March 31, 2002) to 12.0%; due through November 2009	12,369	12,754
Note payable to seller, interest at 8.5%, secured by stock in subsidiary; due June 2003	581	581

Total long-term debt	177,059	174,738
Less current portion	(172,195)	(168,980)

Long-term debt, net of current portion	$4,864	$5,758

As outlined in Note 2 under “Liquidity”, the Company does not have the ability to fund its scheduled debt payments due in 2003 from cash flows generated from operations, and needs to obtain additional capital, restructure its balance sheet, or a combination of both.  On April 30, 2003, the Company reached agreement with its Senior Secured Debt and Senior Subordinated Debt holders to convert $90,000 of the Company’s debt to equity and restructure the remaining $38,000 of Senior Secured Debt into a new term loan.  The agreement is to be implemented by a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which the Company filed on May 9, 2003. See note 6 regarding the proposed restructuring and the proceedings under Chapter 11 of the Bankruptcy Code.

There can be no assurance that the Company will be able to consummate any financial restructuring to prevent a default on its debt payments under the Senior Secured Debt.  The Senior Subordinated Debt and convertible notes (“Convertible Subordinated Debt”) also have cross-default provisions associated with the Senior Secured Debt.  Accordingly, the scheduled maturities for the Senior Subordinated Debt and Convertible Subordinated Debt, payable in 2005 and 2006 totaling $82,278, have also been accelerated to current portion of long-term debt and capital lease obligations in the accompanying Condensed Consolidated Balance Sheets.  The following outlines the significant terms of the Senior Secured Debt, Senior Subordinated Debt and Convertible Subordinated Debt:

Senior Secured Debt

Principal amounts owed under the Senior Secured Debt bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at the Company’s option.  In addition, the Company is to pay an incremental payment-in-kind (“PIK”) interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity.  The Company is also to pay a PIK fee equal to 3.0% of the outstanding balance on April 1, 2003.  All PIK interest and fees are payable upon maturity.

On March 31, 2003, the Company entered into amendments to its existing Senior Secured Debt.  In connection with the execution of the amendments, the senior lenders, among other things, modified the principal payment due on April 1, 2003.  These modifications were designed to temporarily relieve the Company from its short-term debt service obligations, as the Company was in negotiations on a long-term financial restructuring plan with the senior lenders, its significant equity and debt holders, and other potential outside investors.  Under the terms of the amended agreements, the original required principal payment due of $7,214 was reduced to $500, with the remaining $6,714 due on April 30, 2003.  In the fourth quarter of 2002, the Company prepaid $439 of the required April 1, 2003 principal payment in connection with proceeds from the sale of certain dental practices, as required under the terms of the Senior Secured Debt.  Accordingly, the required April 1, 2003 payment was $61.  On April 30, 2003, the banks agreed to amendments to postpone the $6,714 due on April 30, 2003 until May 9, 2003.  Required principal installments of $7,214 are also due on July 1, 2003 and the remaining balance due at maturity on September 30, 2003. See note 6 regarding the proposed restructuring and the proceedings under Chapter 11 of the Bankruptcy Code.

The Senior Secured Debt contains several covenants, including but not limited to, restrictions on the Company’s ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earn-out and debt payments, as defined.  There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios.  The Company’s obligations under the Senior Secured Debt, including the applicable subsidiaries in the guarantees, are secured by a security interest in substantially all assets of each of such entities.

The Company also issued warrants to the senior lenders to purchase an aggregate of 166,667 shares of the Company’s common stock at a strike price of $3.66 per share.

Senior Subordinated Debt

In June 2000, the Company raised $36,500 from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. (“Levine”) under a securities purchase agreement.  The equity portion of the transaction comprised 458,333 shares of common stock valued at $11,000.  The debt portion of the transaction comprised of the Senior Subordinated Debt with a face value of $25,500.  As part of the transaction with Levine, the Company also issued a warrant to purchase 354,167 shares of the Company’s common stock at a current strike price of $20.88 per share.

The entire principal of the Senior Subordinated Debt is due September 2005 but may be paid earlier at the Company’s election, subject to a prepayment penalty.  Additionally, the Senior Subordinated Debt has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows.  The Senior Subordinated Debt bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note.  The Company is currently issuing PIK notes at 17.0% for payment of current interest amounts owed.  The securities purchase agreement contains covenants, including but not limited to, restricting the Company’s ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios.

Convertible Subordinated Debt

In 1998, the Company issued $30,000 of Convertible Subordinated Debt.  The Convertible Subordinated Debt matures June 2006 and currently bear interest at 8.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 8.0%, which the Company is currently exercising for payment of current interest amounts due.  The Convertible Subordinated Debt is convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40.

(5)         CONTINGENCIES

In July 2002, InterDent’s claims against Amerident of approximately $3,000 for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation (Los Angeles Superior Court Case No. BC237600)

proceeded to trial, as did the claims by Amerident for damages ranging from $8,000 to $11,000 against InterDent and Gentle Dental Management, Inc. related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada and breach of a promissory note.  In August 2002 a mistrial was declared because there were insufficient jurors to proceed.  The cases are expected to be retried in the second quarter of 2003.  Management believes the Amerident claims against the Company are without merit or will not have a material adverse effect on the Company’s consolidated operating results, liquidity or financial position, or cash flows.

The Company has been named as a defendant in various other lawsuits in the normal course of business, primarily for malpractice claims.  The Company and affiliated dental practices, and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis.  Management believes all of these pending lawsuits, claims, and proceedings against the Company are without merit or will not have a material adverse effect on the Company’s consolidated operating results, liquidity or financial position, or cash flows.

(6) SUBSEQUENT EVENTS

Proposed Restructuring and Proceedings under Chapter 11 of the Bankruptcy Code

On April 30, 2003, the Company reached agreement with its Senior Secured Debt and Senior Subordinated Debt holders to convert $90,000 of the Company’s debt to equity and restructure the remaining $38,000 of Senior Secured Debt into a new term loan.  The agreement is to be implemented by a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  The restructuring is subject to court approval and other customary conditions. If the restructuring is completed as proposed, the existing equity in the Company will be extinguished. The restructuring will also eliminate the Company’s $39,000 Convertible Subordinated Debt. Two of the Company’s existing lenders have agreed to provide the Company with a $7,500 debtor-in-possession credit facility, subject to court approval.

On May 9, 2003, the Company and its subsidiary InterDent Service Corporation (collectively, the “Debtors”) filed a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California located in Santa Ana, California (the “Bankruptcy Court”). The cases are being jointly administered under the case name “In Re InterDent, Inc., a Delaware Corporation; InterDent Service Corporation, a Washington Corporation,” Case No. 03-13594.

Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the $128,000 of Senior Secured Debt and Senior Subordinated Debt, the Company believes there is a strong likelihood that the proposed restructuring will be confirmed.  The principal effects of the restructuring on the Company’s debt will be as follows.

Senior Secured Debt and Senior Subordinated Debt.  There was approximately $84,000 of Senior Secured Debt outstanding as of April 1, 2003.  Of this amount, approximately $38,000 was held by JP Morgan Chase Bank, Fleet Capital Corporation and U.S. Bank National Association (collectively, the “Bank Lenders”) and $47,000 was held by funds managed by DDJ Capital Management, LLC and Pleasant Street Investors, LLC (the “Other Senior Lenders”).  In addition, Levine Leichtman Capital Partners II, L.P. (“LLCP”) held approximately $44,000 of Senior Subordinated Debt.

The full amount of the $38,000 of Senior Secured debt held by the Bank Lenders will be assumed by the Company following the reorganization and restructured as follows (the “Restructured Bank Debt”).  The Restructured Bank Debt will have a three-year term and bear interest at prime plus 2.5% or, at the Company’s option, LIBOR plus 4.0%.  The principal will be payable as follows:  $400 during 2003, $5,000 payable in $1,250 equal quarterly installments during 2004, $6,000 payable in $1,500 equal quarterly installments during 2005, and $8,000 payable in $2,000 equal quarterly installments during 2006 until maturity, when the total unpaid balance will be due.

The $90,000 of Senior Secured Debt and Senior Subordinated Debt held by the Other Senior Lenders and LLCP will be converted into equity of the Company, consisting of common stock, a new issue of 5% convertible preferred stock and warrants to purchase additional common stock constituting 16.5% of the Company’s common stock assuming conversion of the new convertible preferred stock.

Convertible Subordinated Debt. While the restructuring will eliminate the approximately $39,000 of Convertible Subordinated Debt outstanding as of April 1, 2003, under certain circumstances the holders of this debt might receive the right to purchase an aggregate of 3% of the common stock of the Company.

Debtor-in-Possession Credit Facility.  Certain of the Company’s Senior Secured Lenders have agreed to provide a $7,500 debtor-in-possession credit facility (the “DIP Facility”) to pay certain post-petition expenses.  The DIP Facility will become available on the first day following its approval by the Bankruptcy Court and will have a 180-day term, subject to earlier termination upon the occurrence of certain events.  Amounts borrowed under the DIP Facility will have super-priority status and will be secured by a first priority security interest in, and lien on, all assets of the Company.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward looking, such as statements relating to financial restructuring, business strategies, plans for future development and upgrading, capital spending, financing sources, changes in interest rates, and the effects of regulations.  Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; the outcome of our proceedings under Chapter 11 of the Bankruptcy Code and its effect upon our leverage; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company’s customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; changes in business strategy; general economic conditions; changes in health care laws, regulations or taxes; risks related to development and upgrading systems; and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances

Overview

We are a leading provider of dental practice management services to multi-specialty dental professional corporations and associations (“PAs”) in the United States.  The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics. As of March 31, 2003 we provided management services to 137 dental offices that employ 559 dentists, including 151 specialists.  We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

We have historically affiliated with PAs by purchasing the operating assets of those practices, including furniture and fixtures, equipment and instruments, and entering into long-term (typically 40 years) management service agreements (“MSAs”) with the PAs associated with the practice.  Under the terms of these agreements, we are the exclusive administrator of all non-clinical aspects of the dental practices, whereas the affiliated PAs are exclusively in control of all aspects of the practice and delivery of dental services.  As compensation for services provided under the MSAs, we receive a management fee typically equal to either the expenses incurred in operating the practice plus a percentage of the net revenues of the affiliated dental practice or a set percentage of the net revenues of affiliated dental practices.

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF issue number 97-2).  For financial reporting, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice.  The accompanying Condensed Consolidated Financial Statements are prepared in conformity with the consensus reached in EITF 97-2.

Simultaneous to the execution of an MSA with each PA, we also entered into a shares acquisition agreement (“SAA”).  Under all of the SAAs entered into except for two, we have the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of $1,000 or less.  Under these SAAs, we have the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis.  Under the provisions of EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement.  Consequently, under EITF 97-2, we consolidate all the accounts of those PAs in the accompanying Condensed Consolidated Financial Statements.  Accordingly, the Condensed Consolidated Statements of Operations include the net patient revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

We currently have entered into two SAA with PAs, representing three dental locations that do not have the nominal price provision.  Rather, the SAA purchase price is based upon a multiple of earnings, as defined.  As a result, the agreements do not meet the criteria of consolidation under EITF 97-2 and the Condensed Consolidated Statements of Operations exclude the net patient service revenues and expenses of these PAs.  We only include net management fee revenues generated and expenses associated with providing services under the MSAs.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses.  On an on-going basis we evaluate these estimates, including those related to carrying value of accounts receivables, goodwill, intangible and long-lived assets, income taxes and any potential future impairment.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Valuation of accounts receivables  The carrying amount of accounts receivables requires management to assess the future collectibility of our accounts receivable and establish an allowance for patients covered by third-party payor contracts, anticipated discounts and doubtful accounts.  Our established allowance is determined based upon historical realization rates, the current economic environment and the age of accounts.  Changes in our estimated collection rates are recorded as a change in estimate in the period the change is made.

Goodwill, intangibles and long-lived assets  Our business acquisitions typically result in goodwill, intangible and long-lived assets.  Management performs an impairment test on goodwill, intangible and long-lived assets annually, or more frequently when events occur such as loss of key personnel, change in legal factors, operating results, etc., which would suggest that such assets may be impaired.  The determination of the value and possible impairment of such goodwill, intangible and long-lived assets requires management to make estimates and assumptions that affect our Condensed Consolidated Financial Statements, including estimating the fair value of our assets, determining the carrying value of the balance sheet, performing a comparison of fair value to carrying value, and calculating an implied value of goodwill, intangibles and long-lived assets.  If impairment is determined, we make the appropriate adjustment to the goodwill, intangible or long-lived assets to reduce the asset’s carrying value.

Income taxes  We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  Our assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to taxable income of future periods.  Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies, market growth rates, responses by competitors, assumptions as to operating expenses and other industry specific factors.

Results of Operations

The following discussion highlights changes in historical revenues and expense levels for the three-month period ended March 31, 2003, compared to the three-month period ended March 31, 2002, as reported in our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Three Months Ended March 31, 2003 Statement of Operations Compared to Three Months Ended March 31, 2002

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 134 and 137 such offices at March 31, 2003 and 2002, respectively. Dental practice net patient service revenue decreased 7.4% to $58.6 million for 2003 compared to $63.4 million for 2002 as a result of same store sales declines and the sale or merging of five under performing practice locations into existing facilities.

The daily dental practice net patient service revenue for offices open for at least one year as of March 31, 2003 decreased approximately 6.9% from the same period in the prior year. The major contributing factor to this decrease is the effect of a very poor national economy and high unemployment rates in the markets we serve. Additionally, the Oregon Department of Health Services has reduced the dental benefits offered under its Oregon Health Plan to address the State of Oregon statewide budget crisis.  The effect of this reduction in benefits offered to low income residents resulted in a decrease in our capitation revenue from the state of Oregon by nearly 18%, or approximately $1.4 million in the three months ended March 31, 2003.  We are currently implementing certain initiatives to replace the lost revenues associated with the Oregon Health Plan and other locations negatively affected by the poor economy.  Such initiatives include converting the capacity of our offices servicing the Oregon Health Plan to fee-for-service revenue patients, increasing revenues from managed care plans, or a combination of both.

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

Practice operating expenses were $52.0 million for 2003 compared to $54.8 million for 2002, representing a 5.1% decrease. The practice operating expenses as a percentage of revenue increased 2.1% to 88.1% in 2003 from 86.0% in 2002.  The increase in such expense as a percentage of revenue is due to the decline in overall same store revenues, as discussed above.  The components  that make up the practice operating expenses  are largely fixed or fixed-variable cost, except for dental supplies and lab expense which are variable cost.  We have been and continue to seek reductions in practice operating expenses as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives.  Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our various operational initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were $3.3 million for 2003 compared to $4.2 million for 2002, representing a 22.8% decrease.  The decrease is primarily attributed to reductions in corporate overhead, certain restructuring and other performance bonuses paid in 2002 of $0.35 million and a decrease of $0.47 million in consulting and litigation fees.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.0 million for 2003 and 2002, and is entirely attributed to depreciation and amortization of property and equipment, including leasehold improvement, over their appropriate estimated useful lives or lease term.  As discussed in note 2 to the accompanying Condensed Consolidated Financial Statements, in January 2002 we implemented Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.  Accordingly, we have eliminated the amortization of our intangible assets as all such assets are considered to have indefinite lives.

Interest Expense.  Interest expense, net of interest income, was $6.3 million for 2003 compared to $4.5 million for 2002.  In April 2002, we entered into various amendments to our senior lenders and the holder of our senior subordinated debt, as further described in note 4 to the Condensed Consolidated Financial Statements.  These amendments increased our borrowing costs due to escalations in interest rates and the amortization of deferred closing costs over the life of the loans.  Much of our total interest due is paid as interest payment-in-kind (“PIK”), in the form of additional notes.  PIK notes for 2003 were $2.7 million as compared to $2.2 million 2002.  Because of our ability to PIK a significant level of our current interest due under the terms of various debt arrangements, we had sufficient cash flows to meet our other interest and operating expense requirements during 2003 and 2002.

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%.  For 2003, no income taxes are due as a result of the recorded loss for the period. The income tax expense of $0.03 million for 2002 represented our state tax payable. We did not recognize a tax benefit for the losses incurred in 2003 and 2002 as our tax loss carryforwards are fully reserved by a valuation allowance, due to their uncertainty in realization.

Liquidity and Capital Resources

Proposed Restructuring

On April 30, 2003, we reached an agreement with our senior lenders (“Senior Secured Debt”) and the holders of our senior subordinated debt (“Senior Subordinated Debt”) to convert $90.0 million of our debt to equity and restructure the remaining $38.0 million of Senior Secured Debt into a new term loan.  The agreement is to be implemented by a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  If the restructuring is completed as proposed, the existing equity in the Company will be extinguished.  On May 9, 2003, we and our subsidiary InterDent Service Corporation (collectively, the “Debtors”) filed a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California located in Santa Ana, California (the “Bankruptcy Court”). The cases are being jointly administered under the case name “In Re InterDent, Inc., a Delaware Corporation; InterDent Service Corporation, a Washington Corporation,” Case No. 03-13594. Included in the Condensed Consolidated Financial Statements are the financial position and results of operations of subsidiaries that are not party to the Prearranged Plan of Reorganization. Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the $128.0 million of Senior Secured Debt and Senior Subordinated Debt, we believe there is a strong likelihood that the proposed restructuring will be confirmed.  See note 6 to the Notes to Condensed Consolidated Financial Statements regarding the proposed restructuring and the proceedings under Chapter 11 of the Bankruptcy Code.

Liquidity

We experienced a loss of $97.1 million for fiscal year 2002.  Contributing to this significant loss is certain charges for asset impairments, disposition of certain dental locations, and debt restructuring and debt extinguishments.  We believe such charges are unusual in nature and are not expected to continue in the near future.  The loss of $3.6 million for the three months ended March 31, 2003 is primarily the result our debt service obligations on our outstanding debt.  For the three months ended March 31, 2003, interest expense was $6.3 million, of which $2.3 million was paid in cash, $2.7 million was accrued and converted into new notes as payment in kind and the remaining amount was amortization of deferred financing costs paid in prior years.  Net losses are expected to continue due to our high level of interest expense.  Also, a significant portion of debt is due during 2003, which we cannot pay from cash flows from operations, and needs to obtain additional capital, restructure its balance sheet, or a combination of both to sustain future operations, as discussed above.

Current Financial Condition and Cashflows

At March 31, 2003, cash and cash equivalents were $5.0 million, representing a $2.0 million increase in cash and cash equivalents from $3.0 million at December 31, 2002 and the change merely reflects the timing of receipts and disbursements.  Net cash provided by operations amounted to $4.0 million for 2003 compared to $6.2 million for 2002.  The decrease in net cash provided by operations is primarily attributed to an increase in our net loss before cumulative effect of a change in accounting principle of $2.5 million.

Net cash used by investing activities was $0.6 million for 2003 as compared to cash used of $1.2 million for 2002.  Approximately $0.40 million in cash paid for each period related to the purchase of property and equipment.  The reduction in cash used by investing activities is a result of fewer earn out settlements related to acquisitions performed in prior years as several agreements have expired.  In connection with certain completed affiliation transactions, we have agreed to pay to the sellers’ future consideration in the form of cash.  The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods.  We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable.  In addition to cash paid of $0.11 million during 2003, we also converted $0.68 million of amounts due under earn-out agreements into long-term notes payable.  As of March 31, 2002, future anticipated earn-out payments of $0.29 million are accrued and included in other current liabilities.  For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is approximately $2.0 million from April 2003 to December 2004, which is expected to be paid in a combination of cash and notes

Net cash used in financing activities was $1.4 million for 2003 as compared to cash used of $2.2 million for 2002.  The decrease in cash used is primarily attributed to deferred financing costs paid in 2002 associated with the amendments to the Credit Facility and Levine Note.

Outstanding Debt and Other Financing Arrangements

As outlined in the Note 2 under “Liquidity” to the Notes to Condensed Consolidated Financial Statements, we do not have the ability to fund our scheduled debt payments due in 2003 from cash flows generated from operations, and need to obtain additional capital, restructure its balance sheet, or a combination of both.  On April 30, 2003, we reached an agreement with our Senior Secured Debt and Senior Subordinated Debt holders to convert $90 million of our debt to equity and restructure the remaining $38 million of the Senior Secured Debt into a new term loan.  The agreement is to be implemented by a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which we filed on May 9, 2003. See note 6 to the accompanying Condensed Financial Statements regarding the proposed restructuring and the proceedings under Chapter 11 of the Bankruptcy Code.

The following outlines the significant terms of our Senior Secured Debt, Senior Subordinated Debt, and convertible notes (“Convertible Subordinated Debt”):

Senior Secured Debt

Principal amounts owed under the Senior Secured Debt bear interest at LIBOR plus 7.50% or the prime rate plus 5.75%, at our option.  In addition, we are to pay an incremental payment-in-kind (“PIK”) interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity.  We are also to pay a PIK fee equal to 3.0% of the outstanding balance on April 1, 2003.  All PIK interest and fees are payable upon maturity.

On March 31, 2003, we entered into amendments to our existing Senior Secured Debt.  In connection with the execution of the amendments, the senior lenders, among other things, modified the principal payment due on April 1, 2003.  These modifications were designed to temporarily relieve us from our short-term debt service obligations, as we were in negotiations on a long-term financial restructuring plan with the senior lenders, our significant equity and debt holders, and other potential outside investors.  Under the terms of the amended agreements, the original required principal payment due of $7.2 million was reduced to $0.50 million, with the remaining $6.7 million due on April 30, 2003.  In the fourth quarter of 2002, we prepaid $0.44 million of the required April 1, 2003 principal payment in connection with proceeds from the sale of certain dental practices, as required under the terms of the Senior Secured Debt.  Accordingly, the required April 1, 2003 payment was $0.06 million.  On April 30, 2003, the banks agreed to amendments to postpone the $6.7 million due on April 30, 2003 until May 9, 2003.  Required principal installments of $7.2 million are also due on July 1, 2003 and the remaining balance due at maturity on September 30, 2003.

The Senior Secured Debt contains several covenants, including but not limited to, restrictions on our ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earn-out and debt payments, as defined.  There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios.  Our obligations under the Senior Secured Debt, including the applicable subsidiaries in the guarantees, are secured by a security interest in substantially all assets of each of such entities.

We also issued warrants to the senior lenders to purchase an aggregate of 166,667 shares of the InterDent common stock at a strike price of $3.66 per share.

Senior Subordinated Debt

In June 2000, we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. (“Levine”) under a securities purchase agreement.  The equity portion of the transaction comprised 458,333 shares of common stock valued at $11.0 million.  The debt portion of the transaction comprised the Senior Subordinated Debt with a face value of $25.5 million.  As part of the transaction with Levine, we also issued a warrant to purchase 354,167 shares of InterDent common stock at a current strike price of $20.88 per share.

The entire principal of the Senior Subordinated Debt is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty.  Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows.  The Senior Subordinated Debt bears interest at 12.5%, payable monthly, with an option to pay the interest in a PIK note.  We are currently issuing PIK notes at 17.0% for payment of current interest amounts owed.  The securities purchase agreement contains covenants, including but not limited to, restricting our ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios.

Convertible Subordinated Debt

In 1998, we issued $30.0 million of Convertible Subordinated Debt.  The Convertible Subordinated Debt matures June 2006 and currently bear interest at 8.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 8.0%, which we are currently exercising for payment of current interest amounts due.  The Convertible Subordinated Debt is convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40.

Preferred and Common Stock

We are authorized to issue 30,000,000 shares of Preferred Stock.  Presently authorized series of our Preferred Stock include the following series:

• Series A—100 shares authorized, issued and outstanding;

• Series B—70,000 shares authorized, zero issued or outstanding;

• Series C—100 shares authorized, zero shares issued or outstanding; and

• Series D—2,000,000 shares authorized, 1,574,608 shares are issued and outstanding.

Our presently authorized Preferred Stock rank senior to outstanding Common Stock.  The shares of Series B Preferred Stock were authorized in connection with issuance of the Convertible Subordinated Debt as discussed above.  The Series B Preferred Stock conversion provision of the Convertible Subordinated Debt has expired.  Accordingly, although the Series B Preferred Stock is authorized, we do not expect any such shares to ever be issued.  Similarly, 100 shares of Series C Preferred Stock were authorized and issued in connection with the Convertible Subordinated Debt issuance, but then converted into 10 shares of common stock in the March 1999 merger transaction.  We do not expect any shares of Series C Preferred Stock to be issued.  The shares of Series D Preferred Stock are convertible into shares of our Common Stock at the rate of one-sixth of a share of Common Stock for each share of Series D Preferred Stock (assuming there are no declared but unpaid dividends on the Series D Preferred Stock), in each case subject to adjustment for stock splits, reverse splits, stock dividends, reorganizations and similar anti-dilutive provisions. The Series D Preferred Stock holders are entitled to vote on all matters as to which the Common Stock shareholders are entitled to vote, based upon the number of shares Common Stock the Series D Preferred Stock is convertible into.  The Series A Preferred Stock is not convertible, is entitled to elect a director, and is otherwise non-voting.

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

At March 31, 2003, we had $83.4 million in floating rate debt under the Credit Facility and other long-term debt.  The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the average interest rate under the credit facility would have an impact of approximately $0.20 million for the three-months ended March 31, 2003.  This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the Credit Facility rate.  The hypothetical change used in this analysis may be different from what actually occurs in the future.  Our remaining subordinated notes, convertible subordinated dent, long-term debt and capital lease obligations of $93.1 million are at fixed rates of interest.

Item 4. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)         Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

Item 5.  Other Information

InterDent, Inc. common stock trades on the OTC Bulletin Board under the symbol DENT.OB.

Wachovia Bank, N.A. is the Transfer Agent and Registrar for the stock of InterDent, Inc.  Shareholder matters, such as a transfer of shares, stock transfer requirements, missing stock certificates and changes of address, should be directed to Wachovia Bank, N.A. at the following address and telephone number:

Wachovia Bank, N.A.

Shareholder Services Group

1525 W. WT Harris Blvd., 3C3

Charlotte, North Carolina 28288-1153

Telephone Numbers: 704/590-0394, or toll-free 800/829-8432

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits

4.1                                 Amendment Agreement No. 11, effective as of April 30, 2003, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

4.2                                 Amendment Agreement No. 8, effective as of April 30, 2003, to the Amended and Restated Credit Agreement, dated as of June 15, 1999, by and among the Borrowers, the Guarantors, the financial institutions signatory thereto, as lenders, the Administrative Agent and the Syndication Agent.

99.1                           Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2                           Certification of Vice President, Finance & Accounting pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.
(Registrant)

Date:	May 20, 2003	By:	/s/ H. WAYNE POSEY
H. Wayne Posey
Chief Executive Officer

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Vice President, Finance & Accounting

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ H. WAYNE POSEY
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ ROBERT W. HILL
Robert W. Hill

Vice President, Finance & Accounting