Form 10-Q
period 2003-06-30
INTERDENT INC
filed 2003-08-20
CIK 1072765

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       FORM 10-Q.--QUARTERLY REPORT UNDER
                                SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   |X| Yes                        |_|   No

As of August 14, 2003, 3,802,787 shares of the issuer's common stock were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Dollars in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,           December 31,
                                         Assets                                                     2003                 2002
                                                                                              ------------------   -----------------
                                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                              $             5,490  $             3,041
    Accounts receivable, net                                                                            17,831               17,934
    Receivable from professional associations                                                              359                  152
    Supplies inventory                                                                                   4,435                4,439
    Prepaid and other current assets                                                                     4,982                6,860
                                                                                              ------------------   -----------------
           Total current assets                                                                         33,097               32,426
                                                                                              ------------------   -----------------

Property and equipment, net                                                                             16,685               17,848
Intangible assets, net                                                                                  61,404               60,671
Other assets                                                                                             1,574                3,922
                                                                                              ------------------   -----------------
           Total assets                                                                    $           112,760  $           114,867
                                                                                              ==================   =================

             Liabilities, Redeemable Common Stock and Shareholders' Deficit

Current liabilities not subject to compromise:
    Accounts payable                                                                       $             5,403  $             5,053
    Accrued payroll and payroll related costs                                                            9,498                8,740
    Other current liabilities                                                                           15,623               13,656
    Current portion of long-term debt and capital lease obligations                                     39,025              169,536
                                                                                              ------------------   -----------------
           Total current liabilities not subject to compromise                                          69,549              196,985
    Current liabilities subject to compromise                                                          135,704                   --
                                                                                              ------------------   -----------------
           Total current liabilities                                                                   205,253              196,985

Long-term liabilities not subject to compromise                                                          2,108                7,811
Long-term liabilities subject to compromise                                                              3,743                   --
                                                                                              ------------------   -----------------
           Total long-term liabilities                                                                   5,851                7,811
                                                                                              ------------------   -----------------

           Total liabilities                                                                           211,104              204,796
                                                                                              ------------------   -----------------

Redeemable common stock, $0.001 par value, zero and 619 shares issued and outstanding in
  2003 and 2002, respectively                                                                               --                   51
                                                                                              ------------------   -----------------

Shareholders' deficit:
    Preferred stock, $0.001 par value, 30,000,000 shares authorized:
       Preferred stock - Series A, 100 shares authorized and outstanding                                     1                    1
       Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
      issued and outstanding                                                                                --                   --
       Preferred stock - Series C, 100 shares authorized, zero shares issued and
      outstanding                                                                                           --                   --
       Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,574,608
      shares issued and outstanding in 2003 and 2002                                                    11,688               11,688
    Common stock, $0.001 par value, 50,000,000 shares authorized, 3,802,787 and
      3,963,331 shares issued and outstanding in 2003 and 2002, respectively                                 4                    4
     Additional paid-in capital                                                                         77,853               77,853
    Shareholder note receivable                                                                             --                 (206)
    Accumulated deficit                                                                               (187,890)            (179,320)
                                                                                              ------------------   -----------------
           Total shareholders' deficit                                                                 (98,344)             (89,980)
                                                                                              ------------------   -----------------
           Total liabilities, redeemable common stock and shareholders' deficit            $           112,760  $           114,867
                                                                                              ==================   =================


See accompanying notes to condensed consolidated financial statements.



                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
(Unaudited, dollars in thousands, except per share amounts)
  ----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended June     Six Months Ended June
                                                                                           30,                        30,
                                                                                    2003         2002          2003         2002
                                                                                 -----------   ----------   -----------  -----------
  Dental practice net patient service revenue                                   $    57,407   $   64,134   $   116,056  $   127,495
  Net management fees                                                                   156          191           403          388
  Licensing and other fees                                                              128          196           269          363
                                                                                 -----------   ----------   -----------  -----------

             Total revenues                                                          57,691       64,521       116,728      128,246
                                                                                 -----------   ----------   -----------  -----------
  Operating expenses:
      Clinical salaries, benefits, and provider costs                                28,423       31,010        57,770       61,966
      Practice non-clinical salaries and benefits                                     7,833        8,310        15,919       16,806
      Dental supplies and lab expenses                                                6,578        6,565        12,981       13,832
      Practice occupancy expenses                                                     3,440        3,364         6,849        6,673
      Practice selling, general and administrative expenses                           4,679        5,963         9,469       10,764
      Corporate selling, general and administrative expenses                          3,070        3,071         6,340        7,308
      Stock compensation expense                                                         --           74            --          147
      (Gain) loss on extinguishment of debt                                         (1,739)        2,604       (1,739)        2,604
      (Gain) loss on dental location dispositions and impairment
        of              long-lived assets                                               185        (192)           185        (192)
      Depreciation and amortization                                                     948        1,027         1,903        2,036
                                                                                 -----------   ----------   -----------  -----------
             Total operating expenses                                                53,417       61,796       109,677      121,944
                                                                                 -----------   ----------   -----------  -----------
             Operating income                                                         4,274        2,725         7,051        6,302
                                                                                 -----------   ----------   -----------  -----------
  Nonoperating expense:
      Interest expense, net (contractual interest was $7,000 and $13,327 for
        the three and six months ended June 30, 2003)                               (4,713)      (5,783)      (11,040)     (10,237)
      Other, net                                                                      (227)         (97)         (251)        (257)
                                                                                 -----------   ----------   -----------  -----------
                   Nonoperating expense, net                                        (4,940)      (5,880)      (11,291)     (10,494)
                                                                                 -----------   ----------   -----------  -----------
             Loss before reorganization expense, income taxes and cumulative          (666)      (3,155)       (4,240)      (4,192)
                effect of accounting change
  Reorganization expense                                                              4,330           --         4,330           --
                                                                                 -----------   ----------   -----------  -----------
             Loss before income taxes and cumulative effect of accounting           (4,996)      (3,155)       (8,570)      (4,192)
                change

  Provision for income taxes                                                             --           30            --           60
                                                                                 -----------   ----------   -----------  -----------
             Net loss before cumulative effect of accounting change                 (4,996)      (3,185)       (8,570)      (4,252)
  Cumulative effect of accounting change                                                 --           --            --     (89,000)
                                                                                 -----------   ----------   -----------  -----------
             Net loss                                                           $   (4,996)   $  (3,185)   $   (8,570)  $  (93,252)
                                                                                 ===========   ==========   ===========  ===========
  Basic and dilutive:
       Net loss per share before cumulative effect of accounting change         $    (1.31)   $   (0.83)   $    (2.25)  $    (1.11)
       Cummulative effect of accounting change                                           --           --            --      (23.17)
                                                                                 -----------   ----------   -----------  -----------
  Loss per share                                                                $    (1.31)   $   (0.83)   $    (2.25)  $   (24.28)
                                                                                 ===========   ==========   ===========  ===========

  See accompanying notes to condensed consolidated financial statements.


                                 INTERDENT, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                         (Unaudited, dollars in thousands)
  ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Six Months Ended June 30,
                                                                                                     2003                2002
                                                                                               -----------------   -----------------
  Cash flows from operating activities:
      Net loss                                                                               $           (8,570) $           (4,252)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Non-cash reorganization items                                                                     2,816                  --
        Depreciation and amortization                                                                     1,903               2,036
        Gain on extinguishment of debt                                                                   (1,739)                 --
        Notes and warrants issued or accrued for debt amendment fees, interest
          payment-in-kind and accrued interest                                                            4,784               6,339
        Interest amortization on deferred financing costs and discounted debt                             1,819               1,903
        Asset write downs and other adjustments                                                             391                 195
        Change in assets and liabilities, net of the effect of acquisitions:
         Accounts receivable, net                                                                            93               1,840
         Management fees receivable                                                                        (207)                (21)
         Supplies inventory                                                                                 (39)               (199)
         Prepaid expenses and other current assets                                                         (484)                302
         Other assets                                                                                       179                (182)
         Accounts payable                                                                                 1,368              (2,513)
         Accrued payroll and payroll related costs                                                          766                 523
         Accrued merger and restructure                                                                     (28)               (156)
          Other liabilities                                                                               2,336               1,429
                                                                                               -----------------   -----------------

                  Net cash provided by operating activities before reorganization expense                 5,388               7,244
         Net cash paid for reorganization expense                                                        (1,018)                 --
                                                                                               -----------------   -----------------
                       Net cash provided by operating activities                                          4,370               7,244
                                                                                               -----------------   -----------------
  Cash flows from investing activities:
      Purchase of property and equipment                                                                   (849)               (802)
      Proceeds from disposition of dental locations                                                          --                 600
      Cash paid for acquisitions and earn-outs, including direct costs, net of cash                        (405)             (1,242)
        acquired
                                                                                               -----------------   -----------------

                  Net cash used in investing activities                                                  (1,254)             (1,444)
                                                                                               -----------------   -----------------

  Cash flows from financing activities:
      Net payments on credit facility                                                                      (261)             (2,397)
      Net proceeds from short term borrowings                                                             1,500                  --
      Payments on long-term debt and obligations under capital leases                                    (1,766)             (3,669)
      Payments of deferred financing costs                                                                 (114)             (1,294)
      Proceeds from issuance of common and preferred stock                                                   --                   4
      Exercise of put rights                                                                                (26)                (25)
                                                                                               -----------------   -----------------
                  Net cash used in financing activities                                                    (667)             (7,381)
                                                                                               -----------------   -----------------

                  Increase (decrease) in cash and cash equivalents                                        2,449              (1,581)

  Cash and cash equivalents, beginning of period                                                          3,041               7,189
                                                                                               -----------------   -----------------

  Cash and cash equivalents, end of period                                                   $            5,490  $            5,608
                                                                                               =================   =================

  Cash paid for interest                                                                     $            2,275  $            4,023
                                                                                               =================   =================

  See accompanying notes to condensed consolidated financial statements.

                                 INTERDENT, INC.
                                AND SUBSIDIARIES

                             June 30, 2003 and 2002
                               Notes to Condensed Consolidated Financial
                       Statements (Unaudited, dollars in thousands, except per share and share amounts)


(1) ORGANIZATION

Headquartered in El Segundo, California, InterDent, Inc. ("Parent") and its subsidiaries (collectively the "Company") is a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through the Company's network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics.

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

The Company provides management services to affiliated PAs, currently representing 135 dental locations, under long-term management service agreements ("MSAs"). Under the MSAs, the Company bills and collects patient receivables and provides administrative and management support services. Each PA is responsible for employing and directing the professional dental staff and providing all clinical services to the patients.

(2) BASIS OF PRESENTATION


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

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities ("EITF 97-2"). For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which partially rescinds portions of EITF 97-2. FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The accompanying Condensed Consolidated Financial Statements are prepared in conformity with the consensus reached in EITF 97-2 as amended by FIN 46. The application of FIN 46 does not have a material effect on the accompanying Condensed Consolidated Financial Statements.

Simultaneous to the execution of an MSA with each PA, the Company also entered into a shares acquisition agreement ("SAA"). Under all of the SAAs entered into except for two, the Company has the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of a thousand dollars or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, the Company consolidates all the accounts of the 133 PAs that qualify as a friendly doctor arrangement in the accompanying Condensed Consolidated Financial Statements and include the net patient revenues and related expenses of these PAs. All significant intercompany transactions have been eliminated.

As discussed above, two of the 135 dental locations under management do not have the nominal price provision required for consolidation. As a result, the MSAs for these two locations do not meet the criteria of consolidation under EITF 97-2 and the Condensed Consolidated Statements of Operations exclude the net patient service revenues and expenses of these PAs. The Company only includes net management fee revenues generated and expenses associated with providing services under these MSAs.

As further discussed in Note 3, on May 9, 2003 (the "Petition Date"), the Parent and one of its subsidiaries InterDent Service Corporation (collectively, the "Debtors"), filed a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California located in Santa Ana, California (the "Bankruptcy Court"). The cases are being jointly administered under the case name "In Re InterDent, Inc., a Delaware Corporation; InterDent Service Corporation, a Washington Corporation," Case No. 03-13594. Accordingly, the accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The Company conducts its business through direct and indirect subsidiaries of the Debtors. While the Debtors are in the reorganization process, the subsidiaries not directly involved with the Chapter 11 proceedings are expected to continue to operate in the ordinary course of business.

Interim reporting

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted as permitted under those rules and regulations. We believe all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included and that the disclosures made are adequate to insure that the information presented is not misleading. To obtain a more detailed understanding of Company results, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2002 included in Form 10-K filed on April 30, 2003. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results of operations for the entire year.

Reclassifications

Certain items related to prior periods have been reclassified to conform to the 2003 reporting format.

(3) REORGANIZATION

Prearranged Plan

April 30, 2003, the Debtors reached agreement with its senior lenders ("Senior Secured Debt") and the holders of its senior subordinated debt ("Senior Subordinated Debt") to convert $91,300 of the Debtors' debt to equity and restructure the remaining $37,700 of Senior Secured Debt into a new term loan. The agreement is to be implemented through a Prearranged Plan of Reorganization under the Bankruptcy Code. Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the Senior Secured Debt and Senior Subordinated Debt, the Debtors believe there is a strong likelihood that the proposed restructuring will be confirmed. The Bankruptcy Court has scheduled the final confirmation hearing for September 3, 2003.

On May 9, 2003, the Debtors filed a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code. On or about July 22, 2003 the Bankruptcy Court approved the Second Amended Joint Plan (as amended, the "Joint Plan") and the Second Amended Disclosure Statement for distribution. Among other things, the Joint Plan provides for:

o Conversion of approximately $47,100 of Senior Secured Debt to new Series A and B Preferred Stock in the restructured entity;

o Conversion of approximately $44,200 of Senior Subordinated debt into new Class C Common Stock in the restructured entity;

o Conversion of $39,000 of Convertible Subordinated Notes into warrants to purchase new Class C Common Stock in the restructured entity provided the holders of the Convertible Subordinated Notes vote for the plan;

o Restructuring of approximately $37,700 of Senior Secured Debt into a term loan to be paid over three years; and

o    The impairment of certain general unsecured claims of the Debtors.

Furthermore, pursuant to the Joint Plan, the Parent would no longer be publicly traded after the effective date of the Joint Plan. Therefore, if the Debtors' Joint Plan is approved as filed, the existing equity of the Company will be extinguished and the stockholders of the Parent would receive no value for their shares. All of the outstanding equity of the Parent, as the surviving entity, would be owned by the holders of the restructured entity's Series A and B Preferred Stock.

Bankruptcy Proceedings

On May 12, 2003, the Debtors were granted authorization to operate their business in ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court also approved motions of the Debtors to allow for:

o Payment of all employee wages, salaries, certain benefits and other employee obligations;

o Payment of trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses;

o    Access to a debtor-in-possession  ("DIP") financing arrangement;  and

o    The use of all company bank accounts for normal business operations.

The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business.

As a consequence of the bankruptcy petition, all pending claims and litigation against the Debtors are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtors. In addition, pursuant to Section 362 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of the contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. A committee of the 7 largest creditors has been formed to represent all unsecured creditors (the "Creditors Committee") and will have the right to be heard on all matters that come before the Bankruptcy Court. The Creditors Committee has agreed to support the Joint Plan and has published a letter to all the creditors urging them to vote in favor of the Joint Plan.

In June 2003, the Company entered into agreements with key members of our management team designed to retain their services through the reorganization process. The terms of the agreements become effective only when the Debtors' Joint Plan is effective. The agreements, when effective, provide for approximately $1,000 in retention bonus payments and stock options in the restructured Company.

Debtor-in-Possession Financing Agreement

In connection with the Chapter 11 filings, the Debtors entered into a $7,500 secured debtor-in-possession credit facility ("DIP Facility") with certain of the Debtor's Senior Secured Lenders. On May 12, 2003 the Bankruptcy Court approved an interim amount of $3,000 of the DIP Facility. The Bankruptcy Court approved the remainder of the DIP Facility on July 10, 2003.

The DIP Facility has a 180-day term, subject to earlier termination upon the occurrence of certain events. Amounts borrowed under the DIP Facility have super-priority status and will be secured by a first priority security interest in, and lien on, all assets of the Debtor.

The DIP Facility bears interest at an annual rate ranging from 10% to 13% over its life, and requires payment of additional interest in the event of a default. The Debtors paid a commitment fee equal to 2.5% of the commitment, and upon termination an additional fee equal to 2.5% of the commitment will be due. In exchange for the termination fee, the lenders have agreed that if the Joint Plan described herein is confirmed, the Debtors have the right to convert the DIP Facility into a revolving credit facility.

At June 30, 2003, there was $1,500 outstanding on the DIP Facility which is included in other current liabilities in the Condensed Consolidated Financial Statements.

Debtors Stand-Alone Financial Statements

In accordance with SOP 90-7 the financial statements of the Debtors, which exclude the three subsidiaries and all PAs that are not involved in the reorganization proceedings, are presented below. Such financial statements have been prepared using standards consistent with the Company's Condensed Consolidated Financial Statements without eliminating intercompany transactions.

          InterDent, Inc. and InterDent Services Corporation (Debtors)
                              Debtor in Possession
                            Stand Alone Balance Sheet
                               As of June 30, 2003
                                   (Unaudited)

                                           Assets
  Current assets:
      Cash and cash equivalents                                                             $             1,545
      Receivable from professional associations (*)                                                      15,082
      Supplies inventory                                                                                  4,224
      Prepaid and other current assets                                                                    4,588
                                                                                               ------------------
             Total current assets                                                                        25,439
                                                                                               ------------------

  Property and equipment, net                                                                            15,582
  Intangible assets, net                                                                                 61,346
  Investment in non-debtor subsidiaries                                                                   4,062
  Other assets                                                                                              759
                                                                                               ------------------
             Total assets                                                                   $           107,188
                                                                                               ==================

                           Liabilities and Shareholders' Deficit

  Current liabilities not subject to compromise:
      Accounts payable                                                                      $             5,173
      Accrued payroll and payroll related costs                                                           5,654
      Other current liabilities                                                                          14,125
      Current portion of long-term debt and capital lease obligations                                    39,025
                                                                                               ------------------
                                                                                               ------------------
             Total current liabilities not subject to compromise                                         63,977
      Current liabilities subject to compromise                                                         135,704
                                                                                               ------------------
                                                                                               ------------------
             Total current liabilities                                                                  199,681

  Long-term liabilities not subject to compromise                                                         2,108
  Long-term liabilities subject to compromise                                                             3,743
                                                                                               ------------------
                                                                                               ------------------
             Total long-term liabilities                                                                  5,851
                                                                                               ------------------

             Total liabilities                                                                          205,532
                                                                                               ------------------

  Shareholders' deficit:
      Preferred stock, $0.001 par value, 30,000,000 shares authorized:
         Preferred stock - Series A, 100 shares authorized and outstanding 1
         Convertible Preferred stock - Series B, 70,000 shares authorized, zero shares
        issued and outstanding                                                                               --
         Preferred stock - Series C, 100 shares authorized, zero shares issued and
        outstanding                                                                                          --
         Convertible Preferred stock - Series D, 2,000,000 shares authorized, 1,574,608
        shares issued and outstanding in 2003                                                            11,688
      Common stock, $0.001 par value, 50,000,000 shares authorized, 3,802,757 shares
        issued and outstanding in 2003                                                                        4
       Additional paid-in capital                                                                        77,853
      Accumulated deficit                                                                              (187,890)
                                                                                               ------------------
             Total shareholders' deficit                                                                (98,344)
                                                                                               ------------------
             Total liabilities and shareholders' deficit                                    $           107,188
                                                                                               ==================
  * Pursuant to the MSAs with the PAs, the Debtors receivable from professional associations is fully secured by the underlying accounts receivable of the professional associations. Also per the MSAs, the Debtors are responsible for billing and collecting patient receivables and managing the cash from such collections.

            InterDent, Inc. and InterDent Services Corporation (Debtors)
                              Debtor in Possession
                       Stand Alone Statement of Operations
        From the Period of Petition Date of May 9, 2003 through June 30, 2003
                                   (Unaudited)

  Net management fees                                                                       $            14,839
  Licensing and other fees                                                                                   72
                                                                                             -------------------

             Total revenues                                                                              14,911
                                                                                             -------------------
                                                                                             -------------------

  Operating expenses:
      Clinical salaries, benefits, and provider costs                                                     3,562
      Practice non-clinical salaries and benefits                                                         4,005
      Practice occupancy expenses                                                                         1,931
      Practice selling, general and administrative expenses                                               2,024
      Corporate selling, general and administrative expenses                                                916
      Loss on dental location dispositions and impairment of long-lived assets                              185
      Depreciation and amortization                                                                         501
                                                                                             -------------------

             Total operating expenses                                                                    13,124
                                                                                             -------------------

             Operating income                                                                             1,787
                                                                                             -------------------

  Nonoperating expense:
      Interest expense, net                                                                               (907)
      Other, net                                                                                           (18)
                                                                                             -------------------

                   Nonoperating expense, net                                                              (925)
                                                                                             -------------------

                   Net income before reorganization expenses                                                862

      Reorganization expenses                                                                             4,330
                                                                                             -------------------
                                                                                             -------------------

                   Net loss                                                                 $           (3,468)
                                                                                             ===================
                                                                                             ===================

  Loss per share- basic and dilutive                                                        $            (0.91)
                                                                                             ===================

         InterDent, Inc. and InterDent Services Corporation (Debtors)
                             Debtor in Possession
                       Stand Alone Statement of Cash Flows
      From the Period of Petition Date of May 9, 2003 through June 30, 2003
                                   (Unaudited)

  Cash flows from operating activities:
      Net loss                                                                              $           (3,468)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Non-cash reorganization items                                                                    2,816
        Depreciation and amortization                                                                      501
        Interest amortization on deferred financing costs and discounted debt                              120
        Equity in income of subsidiaries                                                                  (365)
        Asset write-downs                                                                                  373
        Change in assets and liabilities, net of the effect of acquisitions:
         Accounts receivable, net                                                                         (900)
         Supplies inventory                                                                                (10)
         Prepaid expenses and other current assets                                                         (95)
         Other assets                                                                                     (124)
         Accounts payable                                                                                1,186
         Accrued payroll and payroll related costs                                                       1,015
          Other liabilities                                                                                180
                                                                                              ------------------
                                                                                              ------------------

                  Net cash provided by operating activities before reorganization expenses               1,229
         Net cash paid for reorganization expenses                                                      (1,018)
                                                                                              ------------------
                                                                                              ------------------
                  Net cash provided by operating activities                                                211
                                                                                              ------------------
                                                                                              ------------------

  Cash flows from investing activities:
      Purchase of property and equipment                                                                  (199)
      Cash paid for acquisitions and earn-outs, including direct costs, net of cash                        (72)
        acquired
                                                                                              ------------------

                  Net cash used in investing activities                                                   (271)
                                                                                              ------------------

  Cash flows from financing activities:
      Net payments on credit facility                                                                     (200)
      Net proceeds from short term borrowings                                                            1,500
      Payments on long-term debt and obligations under capital leases                                      (97)
      Payments of deferred financing costs                                                                  (5)
                                                                                              ------------------

                  Net cash provided by financing activities                                              1,198
                                                                                              ------------------

                  Increase in cash and cash equivalents                                                  1,503

  Cash and cash equivalents, beginning of period                                                            42
                                                                                              ------------------

  Cash and cash equivalents, end of period                                                  $            1,545
                                                                                              ==================



 Accounting Impact of Filing Prearranged Plan of Reorganization

Liabilities subject to compromise represent liabilities of the Debtors incurred prior to the Petition Date that are with unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as prepetition claims in the Chapter 11 proceedings and are subject to future adjustments. Subsequent adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Joint Plan, or other events. The Debtors submitted a motion with the Bankruptcy Court rejecting operating lease agreements with a total future commitment of approximately $1,600. Other obligations of the Company's subsidiaries that are not subject to compromise have retained their historical balance sheet classifications and amounts. Liabilities subject to compromise consist of the following as of June 30, 2003:

Senior Secured Debt                                $               47,134
Senior Subordinated Debt                                           44,249
Subordinated Convertible Debt                                      39,139
Other unsecured notes to sellers                                    7,991
Capital lease obligations                                             934
                                                      --------------------
                                                      --------------------
                                                                  139,447
Less: Current liabilities subject to compromise                   135,704
                                                      --------------------
                                                      --------------------
Long-term liabilities subject to compromise        $                3,743
                                                      ====================

The Debtors are to record their debt instruments at the amount expected to be allowed by the Bankruptcy Court. As of the petition date, the Debtors wrote off deferred financing fees related to liabilities subject to compromise. The charges are a component of reorganization expenses on the Condensed Consolidated Statements of Operations. Reorganization expense also includes expenses related to professional services and fees for services directly associated with the Joint Plan. Reorganization expenses for the three and six-month periods ended June 30, 2003 consisted of the following:

                                                      Three and six months
                                                       ended June 30, 2003
                                                         --------------------

        Deferred financing fees                      $                 2,816
        Professional fees                                              1,514
                                                         --------------------
                                                         --------------------
                  Total reorganization expense       $                 4,330
                                                         ====================


(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net patient revenues include amounts received under capitated managed care contracts from certain wholly owned subsidiaries that are subject to regulatory review and oversight by various state agencies. These subsidiaries are not involved in the reorganization proceedings. The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of June 30, 2003. Total revenues subject to regulatory review and oversight by various state agencies were $19,452 and $24,897 for the six months ended June 30, 2003 and 2002, respectively.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for the Company in the first quarter of 2002. SFAS 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to review for potential impairment upon adoption on January 1, 2002 and thereafter annually or when an impairment indicator is noted. As a result of completing the required test, the Company recorded a non-cash charge in the amount of $89,000 during the fourth quarter of 2002, retroactive to the adoption date, to reduce the carrying value of its goodwill and certain intangible assets associated with dental practice acquisitions. The charge restated the previously reported results for the six months ended June 30, 2002. The restatement is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations, as follows:


                                                                                      Six Months Ended
                                                                                        June 30, 2002
                                                                              ----------------------------------
                                                                                    As            As Restated
                                                                                Previously
                                                                                 Reported
                                                                              ----------------  ----------------

Total Revenues                                                                $       128,246   $       128,246
Operating income                                                                        6,302             6,302
Net loss before cumulative effect of a change in accounting principle                  (4,252)           (4,252)
Cumulative effect of a change in accounting principle, net of taxes                        --           (89,000)
                                                                              ----------------  ----------------
                                                                              ----------------  ----------------
Net loss                                                                      $        (4,252)  $       (93,252)
                                                                              ================  ================
                                                                              ================  ================

Net loss per share - basic and diluted
    Before cumulative effect of a change in accounting principle              $         (1.11)  $         (1.11)
   Cumulative effect of a change in accounting principle                                   --            (23.17)
                                                                              ----------------  ----------------
                                                                              ----------------
   Net loss                                                                   $         (1.11)  $        (24.28)
                                                                              ================  ================


The Company did not record amortization on its goodwill and intangible assets during 2003 and 2002 as all such assets are determined to have indefinite lives.

Fair value of financial assets, liabilities, and redeemable common stock

The Company estimates the fair value of its monetary assets, liabilities, and redeemable common stock based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value as of June 30, 2003 and 2002. However, as discussed in note 3 above, the Company is currently involved in a restructuring that is being implemented through a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code. Due to the number of uncertainties regarding the restructuring plan, there can be no assurance that the fair value of the Company's assets, liabilities and long-term debt may not be reduced.

Net loss per share

The Company presents "basic" earnings per share, which is net loss divided by the average weighted common shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common share equivalents. Dilutive potential common shares represent shares issuable using the treasury stock method.

For the six months ended June 30, 2003, and 2002, dilutive potential common shares of approximately 2,600,000 and 2,240,000, respectively, consisting of convertible subordinated debt, convertible preferred stock, and the exercise of certain options and warrants have been excluded from the computation of diluted income per share as their effect is anti-dilutive.

The following table summarizes the computation of outstanding shares and excludes 160,544 of shares held in escrow in connection with the sale of DCA in May 2001. Such shares were cancelled upon release from the escrow agent in June 2003.

                                                              Three Months Ended June        Six Months Ended June 30,
                                                                        30,
                                                                 2003          2002            2003            2002
                                                             -------------- -------------  --------------  ---------------
Net Loss                                                   $      (4,996)  $    (3,185)   $     (8,570)  $      (93,252)
                                                             ============== =============  ==============  ===============
                                                             ============== =============  ==============  ===============

Weighted average common shares outstanding                      3,802,787     3,848,688       3,802,787        3,841,060
                                                             ============== =============  ==============  ================

Comprehensive income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The Company does not have elements of other comprehensive income.

Stock-based compensation

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148") and will continue to use the intrinsic value based method of accounting prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company's common stock. Had compensation cost for the Company's options granted been determined based on the fair value of the option at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below for the three and six-months ended June 30, 2003 and 2002, respectively.





                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                         June 30,
                                                                      2003           2002            2003            2002
                                                                  -------------- --------------  --------------  ---------------
Net Loss, as reported                                            $      (4,996) $      (3,185)  $      (8,570)  $      (93,252)

Add: Stock-based employee compensation expense included in
   reported net loss, net of related tax effect                              --             74              --              147
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effect                                                  (128)        (1,722)           (257)          (4,502)
                                                                  -------------- --------------  --------------  ---------------
Net loss, pro forma                                              $      (5,124) $      (4,833)  $      (8,827)  $      (97,607)
                                                                  ============== ==============  ==============  ===============

Net loss - basic and diluted:
          As reported                                            $       (1.31) $       (0.83)  $       (2.25)  $       (24.28)
          Pro forma                                                      (1.35)         (1.26)          (2.32)          (25.41)


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

The Company did not grant options during 2002. During 2003 the Company granted options to purchase 505,000 shares of the Company's stock. The fair value of options granted during 2003 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 170%, (c) a risk-free interest rate of 3.10% and (d) expected option life of five years. Options were assumed to be exercised over their expected lives for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total estimated value of options granted during 2003 which would be amortized over the vesting period is $94 and were valued at an average per share amount of $0.19.

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

Income taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial and Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income tax expense recorded for the three months ended March 31, 2002 represents the Company's estimate of state income tax payable. The Company has a valuation allowance to offset the entire amount of federal and state tax benefit of loss carryforwards.

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

New accounting pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," was issued in November 2002. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and measurement provisions of the Interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this statement did not have a material impact on the Company's financial statements as it has not issued or modified any guarantees since December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and is effective July 1, 2003 for all other variable interest entities. The Company does not believe this interpretation will have a material impact on the Company's financial statements.

(5) LONG TERM DEBT

Long-term debt consists of the following:

                                                                                         June 30,       December 31,
                                                                                           2003             2002
                                                                                      ---------------- ----------------
                                                                                      ---------------- ----------------
Senior Secured Debt, variable interest (6.50% at June 30, 2003), variable
   quarterly payments, as defined, due September 30, 2003.                            $        84,806  $        81,626
Senior Subordinated Debt, interest at 17.0%, payable monthly; due September 2005               44,249           41,671
Convertible Subordinated Debt, Interest at 8%, payable semi-annually, due June 2006            39.139           38,106
Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest at rates ranging from Prime (4.00% at
   June 30, 2003) to 12.0%; due through November 2009                                           9,170           12,754
Note payable to seller, interest at 8.5%, secured by stock in subsidiary; due June
   2003                                                                                           581              581
                                                                                      ---------------- ----------------
                                                                                      ---------------- ----------------

     Total long-term debt                                                                     177,945          174,738
          Less long-term debt subject to compromise                                            (3,181)              --
          Less current portion                                                               (174,357)        (168,980)
                                                                                      ---------------- ----------------
                                                                                      ---------------- ----------------

     Long-term debt not subject to compromise, net of current portion                 $           408  $         5,758
                                                                                      ================ =================

Under the Bankruptcy Code, actions against the Debtors to collect prepetition indebtedness are subject to an automatic stay provision and therefore certain payments required by the pre-petition agreements discussed below have not been made. Additionally, in accordance with SOP 90-7, the Debtors are required to accrue interest during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. If the Debtors' Joint Plan is approved as filed, the amount and structure of the outstanding debt as of June 30, 2003 will be substantially altered.

The following outlines the significant terms of our Senior Secured Debt, Senior Subordinated Debt, and convertible notes ("Convertible Subordinated Debt"):

Senior Secured Debt

Principal amounts owed under the Senior Secured Debt bear interest at Prime plus 2.5% payable monthly as of June 30, 2003. Through the Petition Date, the Company was issuing payment-in-kind ("PIK") notes at 13.0% for payment of interest amounts owed on the principle balance. In addition, we are were required to pay an incremental PIK interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest due was paid through the issuance of PIK notes through the Petition Date.


On April 30, 2003, we entered into amendments to our existing Senior Secured Debt to postpone the $6.7 million due on April 30, 2003 until May 9, 2003. Required principal installments of $7.2 million were also due on July 1, 2003 and the remaining balance is due at maturity on September 30, 2003. In conjunction with amendments signed in April 2001, the Company issued warrants to the senior lenders to purchase an aggregate of 166,667 shares of the Company's common stock at a strike price of $3.66 per share. The warrants had no value at the date of grant.

The Senior Secured Debt contains several covenants, including but not limited to, restrictions on our ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earn-out and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. Our obligations under the Senior Secured Debt, including the applicable subsidiaries in the guarantees, are secured by a security interest in substantially all assets of each of such entities. The Company was in default with certain of it covenants related to the Senior Secured Debt at June 30, 2003.

Senior Subordinated Debt

In June 2000, we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement. The equity portion of the transaction comprised 458,333 shares of common stock valued at $11.0 million. The debt portion of the transaction comprised the Senior Subordinated Debt with a face value of $25.5 million. As part of the transaction with Levine, we also issued a warrant to purchase 354,167 shares of Company common stock at a current strike price of $20.88 per share.

The entire principal of the Senior Subordinated Debt is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Senior Subordinated Debt bears interest on its face at 12.5%, payable monthly, with an option to pay the interest in a PIK note at a higher interest rate. Through the Petition Date, the Company was issuing PIK notes at 17.0% for payment of interest amounts owed. The securities purchase agreement contains covenants, including but not limited to, restricting our ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios. Additionally, the Senior Subordinated Debt has cross default provisions that have been triggered by the default on the Senior Secured Debt at June 30, 2003.

Convertible Subordinated Debt

In 1998, we issued $30.0 million of Convertible Subordinated Debt. The Convertible Subordinated Debt matures June 2006 and currently bear interest at 8.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 8.0%, which we are currently exercising for payment of current interest amounts due through the Petition Date. Effective with the Chapter 11 filings, we were no longer required to accrue for the incremental PIK interest under SOP 90-7 as it is not expected to be paid. The Convertible Subordinated Debt is convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40.

(7) DENTAL PRACTICE AFFILIATIONS AND DISPOSITIONS

In connection with certain completed affiliation transactions, the Company has agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. The Company accrues for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash paid of $168 during the six months ended June 30, 2003, the Company also converted $684 of amounts due under earn-out agreements into long-term notes payable. As of June 30, 2003, future anticipated earn-out payments of $626 are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, the Company estimates the total maximum earn-out that could be paid, including amounts already accrued, is between $1,000 and $1,500 from July 2003 to December 2004, which is expected to be paid in a combination of cash and notes. However, as discussed in Note 3 above, the Company is currently involved in a restructuring that is being implemented through a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which may substantially change the anticipated earn-out payments.

(7)  CONTINGENCIES

Except as may otherwise be deemed by the Bankruptcy Court overseeing the Chapter 11 filings, the automatic stay protection afforded by Chapter 11 generally automatically stays any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 cases. The automatic stay would not, however, apply to actions brought against subsidiaries not involved in the reorganization proceedings.

In July 2002, the Debtor's claims against Amerident of approximately $3,000 for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation (Los Angeles Superior Court Case No. BC237600) proceeded to trial, as did the claims by Amerident for damages ranging from $8,000 to $11,000 against the Debtors and Gentle Dental Management, Inc. related to the July 21, 1999 sale of substantially all of the assets of ten dental practices in California and Nevada and breach of a promissory note. In August 2002, a mistrial was declared because there were insufficient jurors to proceed. The Debtor has reached an agreement, to settle the case and all amounts due to either party. The settlement agreement has been approved by the Bankruptcy Court and will be effective upon confirmation of the Debtors' Joint Plan.

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

                                 INTERDENT, INC.
                                AND SUBSIDIARIES


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

We are a leading provider of dental practice management services to multi-specialty dental professional corporations and associations ("PAs") in the United States. The dentists employed through our network of affiliated PAs provide patients with affordable, comprehensive, convenient and high quality dentistry services, which include general dentistry, endodontics, oral surgery, orthodontics, pedodontics, periodontics and prosthodontics. As of June 30, 2003 we provided management services to 135 dental offices that employ 544 dentists, including 133 specialists. We currently operate in Arizona, California, Hawaii, Idaho, Kansas, Nevada, Oklahoma, Oregon, and Washington.

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

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities (EITF 97-2). For financial reporting, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which partially rescinds portions of EITF 97-2. FIN 46 addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The accompanying Condensed Consolidated Financial Statements are prepared in conformity with the consensus reached in EITF 97-2 We do not believe the application of FIN 46 will have a material effect on the accompanying Condensed Consolidated Financial Statements.

Simultaneous to the execution of an MSA with each PA, we also entered into a shares acquisition agreement ("SAA"). Under all of the SAAs entered into except for two, we have the right to designate the purchaser (successor dentist) to purchase from the PA shareholders all the shares of the PA for a nominal price of $1,000 or less. Under these SAAs, we have the unilateral right to establish or effect a change in the PA shareholder, at will, and without consent of the PA shareholder, on an unlimited basis. Under the provisions of EITF 97-2, the agreements with the PA shareholders qualify as a friendly doctor arrangement. Consequently, under EITF 97-2, we consolidate all the accounts of the 133 PAs that qualify for the friendly doctor arrangement in the accompanying Condensed Consolidated Financial Statements. Accordingly, the Condensed Consolidated Statements of Operations include the net patient revenues and related expenses of these PAs and all significant intercompany transactions have been eliminated.

As discussed above, two of the 135 dental locations under management do not have the nominal price provision required for consolidation. As a result, the MSAs for these two locations do not meet the criteria of consolidation under EITF 97-2 and the Condensed Consolidated Statements of Operations exclude the net patient service revenues and expenses of these PAs. We only include net management fee revenues generated and expenses associated with providing services under these MSAs.

Restructuring

As further discussed in Note 3 to the Condensed Consolidated Financial Statements, on May 9, 2003 (the "Petition date"), InterDent, Inc. and its subsidiary InterDent Service Corporation (collectively, the "Debtors") filed a Prearranged Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California located in Santa Ana, California (the "Bankruptcy Court"). The cases are being jointly administered under the case name "In Re InterDent, Inc., a Delaware Corporation; InterDent Service Corporation, a Washington Corporation," Case No. 03-13594. Accordingly, the accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from our ongoing operations. We conduct our business through our direct and indirect subsidiaries. While the Debtors are in the reorganization process, the subsidiaries not directly involved with the Chapter 11 proceedings are expected to continue to operate in the ordinary course of business.

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

Results of Operations

The following discussion highlights changes in historical revenues and expense levels for the three and six-month period ended June 30, 2003, compared to the three and six-month period ended June 30, 2002, as reported in our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Three Months Ended June 30, 2003 Statement of Operations Compared to Three Months Ended June 30, 2002

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 133 and 139 such offices at June 30, 2003 and 2002, respectively. Dental practice net patient service revenue decreased 10.6% to $57.7 million for 2003 compared to $64.5 million for 2002 as a result of same store sales declines and the sale or merging of six under performing practice locations into existing facilities.

The daily dental practice net patient service revenue for offices open for at least one year as of June 30, 2003 decreased approximately 8.4% from the same period in the prior year. The major contributing factor to this decrease is the effect of a very poor national economy and high unemployment rates in the markets we serve. Additionally, the Oregon Department of Health Services has reduced the dental benefits offered under its Oregon Health Plan to address the State of Oregon statewide budget crisis. The effect of this reduction in benefits offered to low income residents in the three months ended June 30, 2003 resulted in a decrease in our capitation revenue from the state of Oregon by nearly 37%, or approximately $3.0 million from the same period last year. We are currently implementing certain initiatives to replace the lost revenues associated with the Oregon Health Plan and other locations negatively affected by the poor economy. Such initiatives include converting the capacity of our offices servicing the Oregon Health Plan to fee-for-service revenue patients, increasing revenues from managed care plans, or a combination of both.

Practice Operating Expenses. Practice operating expenses represent the costs directly associated with operating and managing the practice facility locations, including regional support departments. These costs are comprised of the following expenses:

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

Practice operating expenses were $50.9 million for 2003 compared to $55.2 million for 2002, representing a 7.7% reduction in spending. The practice operating expenses as a percentage of revenue increased 2.7% to 88.3% in 2003 from 85.6% in 2002. The increase in such expense as a percentage of revenue is due to the decline in overall same store revenues, as discussed above. The components that make up the practice operating expenses are largely fixed-variable or fixed cost, except for dental supplies and lab expense which are variable cost. We have been and continue to seek reductions in practice operating expenses as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our various operational initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses were unchanged at $3.1 million for both 2003 and 2002.

Reorganization. Reorganization expenses for the three and six months ended June 30, 2003 include $2.9 million in non-cash charges to write off debt issuance costs related to compromised debt and $1.4 million in professional fees associated with our Plan of Reorganization and bankruptcy services. The write off of debt issuance costs is required under SOP 90-7 to adjust the historical carrying amounts of our Credit Facility, Senior Subordinated Debt and Convertible Subordinated Debt to the estimated allowed claim amount by the Bankruptcy Court. Total restructuring expenses for the three and six months ended June 30, 2003 were $4.3 million.

(Gain) Loss on extinguishment of debt. In May 2003, we entered into an agreement with one of our unsecured note holders in which existing debt was cancelled in exchange for a new agreement under which the holders will receive a stream of payments over two years. No tax benefit was recorded as a result of the charge as the realization of the available deferred tax assets is not assured.
The gain on extinguishment of debt of $1.7 million represents the decrease in the estimated present value of future anticipated cash payments.

In April 2002, we entered into an additional amendment to the Credit Facility. The amendment meets the criteria of substantial modification as outlined in EITF 96-19. As such, the original Credit Facility is considered extinguished, with a new Credit Facility issued in its place. Accordingly, we recognized an extraordinary charge of $2.6 million for 2002. No tax benefit was recorded as a result of the charge as the realization of the available deferred tax assets is not assured. The extraordinary loss represents the amendment fees of $2.0 million incurred and $0.60 million for the write-off of the non-amortized portions of previously recorded deferred financing costs associated with the original facility agreement.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.0 million for 2003 and 2002, and is entirely attributed to depreciation and amortization of property and equipment, including leasehold improvements, over their appropriate estimated useful lives or lease term. As discussed in Note 4 to the accompanying Condensed Consolidated Financial Statements, in January 2002 we implemented Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Accordingly, we have eliminated the amortization of our intangible assets as all such assets are considered to have indefinite lives.

Interest Expense. Interest expense, net of interest income, was $4.7 million for 2003 compared to $5.8 million for 2002. The decrease is attributed to lower interest rates on the Senior Debt; a reduction in the amount of interest being accrued; and lower amortization of deferred financing costs as of the Petition Date in accordance with SOP 90-7.

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

Six Months Ended June 30, 2003 Statement of Operations Compared to Six Months Ended June 30, 2002

Dental Practice Net Patient Service Revenue. Dental practice net patient service revenue represents the clinical patient revenues at affiliated dental practices where the consolidation requirements of EITF 97-2 have been met. There were 133 and 139 such offices at June 30, 2003 and 2002, respectively. Dental practice net patient service revenue decreased 9.0% to $116.7 million for 2003 compared to $128.2 million for 2002 as a result of same store sales declines and the sale or merging of six under performing practice locations into existing facilities.

The daily dental practice net patient service revenue for offices open for at least one year as of June 30, 2003 decreased approximately 7.6% from the same period in the prior year. The major contributing factor to this decrease is the effect of a very poor national economy and high unemployment rates in the markets we serve. Additionally, the Oregon Department of Health Services has reduced the dental benefits offered under its Oregon Health Plan to address the State of Oregon statewide budget crisis. The effect of this reduction in benefits offered to low income residents in the six months ended June 30, 2003 resulted in a decrease in our capitation revenue from the state of Oregon by nearly 28%, or approximately $4.4 million from the same period last year. We are currently implementing certain initiatives to replace the lost revenues associated with the Oregon Health Plan and other locations negatively affected by the poor economy. Such initiatives include converting the capacity of our offices servicing the Oregon Health Plan to fee-for-service revenue patients, increasing revenues from managed care plans, or a combination of both.

Practice Operating Expenses. Practice operating expenses represent the costs directly associated with operating and managing the practice facility locations, including regional support departments.

Practice operating expenses were $103.0 million for 2003 compared to $110.0 million for 2002, representing a 6.4% reduction. As a percentage of revenue, the practice operating expenses increased 2.4% to 88.2% in 2003 from 85.8% in 2002. The increase in such expense as a percentage of revenue is due to the decline in overall same store revenues, as discussed above. The components that make up the practice operating expenses are largely fixed-variable or fixed cost, except for dental supplies and lab expense which are variable cost. We have been and continue to seek reductions in practice operating expenses as a percentage of revenue by a combination of revenue enhancement and cost cutting initiatives. Such costs are expected to decline as a percent of revenue and reflect costs in line with our better practices once our various operational initiatives are completed.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance, corporate office supplies, and other miscellaneous costs at our corporate facilities. Corporate selling, general and administrative expenses decreased $1.0 million to $6.3 million in 2003 from $7.3 million in 2002. The decrease in the year to date expenses is attributed to reductions in corporate overhead in 2003.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.9 and $2.0 million for 2003 and 2002, respectively and is entirely attributed to depreciation and amortization of property and equipment, including leasehold improvements, over their appropriate estimated useful lives or lease term. As discussed in note 4 to the accompanying Condensed Consolidated Financial Statements, in January 2002 we implemented Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Accordingly, we have eliminated the amortization of our intangible assets as all such assets are considered to have indefinite lives.

Interest Expense. Interest expense, net of interest income, was $11.0 million for 2003 compared to $10.2 million for 2002. In April 2002, we entered into various amendments to our senior lenders and the holder of our senior subordinated debt that increased our borrowing costs due to escalations in interest rates and the amortization of deferred closing costs over the life of the loans. The increase has been partially offset by a decrease in interest in 2003 resulting from lower interest rates on the Senior Secured Debt; a reduction in the amount of interest being accrued; and lower amortization of deferred financing costs as of the Petition Date in accordance with SOP 90-7.

Provision for Income Taxes. Our statutory tax rate for federal and state purposes is approximately 40%. For 2003, no income taxes are due as a result of the recorded loss for the period. The income tax expense of $0.06 million for 2002 represented our state tax payable. We did not recognize a tax benefit for the losses incurred in 2003 and 2002 as our tax loss carryforwards are fully reserved by a valuation allowance, due to their uncertainty in realization.

Liquidity and Capital Resources

Restructuring

April 30, 2003, the Debtors reached agreement with its senior lenders ("Senior Secured Debt") and the holders of its senior subordinated debt ("Senior Subordinated Debt") to convert a portion of the Debtors' debt to equity and restructure the remaining amount of Senior Secured Debt into a new term loan. The agreement is to be implemented through a Prearranged Plan of Reorganization under the Bankruptcy Code. Because the terms of the proposed reorganization plan have been agreed upon by the holders of 100% of the Senior Secured Debt and Senior Subordinated Debt, the Debtors believe there is a strong likelihood that the proposed restructuring will be confirmed. The Bankruptcy Court has scheduled the final confirmation hearing for September 3, 2003.

On May 9, 2003, the Debtors filed a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code. On or about July 22, 2003 the Bankruptcy Court approved the Second Amended Joint Plan (as amended, the "Joint Plan") and the Second Amended Disclosure Statement for distribution. Among other things, the Joint Plan provides for:

o Conversion of approximately $47.1 million of Senior Secured Debt to new Series A and B Preferred Stock in the restructured entity;

o Restructuring of approximately $37.7 million of Senior Secured Debt into a term loan to be fully paid over three years;

o Conversion of approximately $44.2 million of Senior Subordinated debt into new Class C Common Stock in the restructured entity;

o Conversion of $39.0 million of Convertible Subordinated Notes into warrants to purchase new Class C Common Stock in the restructured entity provided the holders of the Convertible Subordinated Notes vote for the plan; and o The impairment of certain general unsecured claims of the Debtors.

Furthermore, pursuant to the Joint Plan, the Parent would no longer be publicly traded after the effective date of the Joint Plan. Therefore, if the Debtors' Joint Plan is approved as filed, the existing equity of the Company will be extinguished and the stockholders of the Parent would receive no value for their shares. All of the outstanding equity of the Parent, as the surviving entity, would be owned by the holders of the restructured entity's Series A and B Preferred Stock.

Bankruptcy Proceedings

On May 12, 2003, the Debtors were granted authorization to operate their business in ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. Also on May 12th, the Bankruptcy Court approved motions of the Debtors to allow for:

o Payment of all employee wages, salaries, certain benefits and other employee obligations;

o Payment of trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses;

o    Access to a debtor-in-possession ("DIP") financing arrangement; and

o    The use of all company bank accounts for normal business operations.

The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business.

As a consequence of the bankruptcy petition, all pending claims and litigation against the Debtors are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtors. In addition, pursuant to Section 362 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of the contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. A committee of the 7 largest creditors has been formed to represent all unsecured creditors ("the Creditors Committee") and will have the right to be heard on all matters that come before the Bankruptcy Court. The Creditors Committee has agreed to support the Joint Plan and has published a letter to all the creditors urging them to vote in favor of the Joint Plan.

Debtor-in-possession financing agreement

In connection with the Chapter 11 filings, the Debtors entered into a $7.5 million secured debtor-in-possession credit facility ("DIP Facility") with certain of the Debtor's Senior Secured Lenders. On May 12, 2003 the Bankruptcy Court approved an interim amount of $3.0 million of the DIP Facility. The Bankruptcy Court approved the remainder of the DIP Facility on July 10, 2003.

The DIP Facility has a 180-day term, subject to earlier termination upon the occurrence of certain events. Amounts borrowed under the DIP Facility have super-priority status and will be secured by a first priority security interest in, and lien on, all assets of the Debtor.

The DIP Facility bears interest at an annual rate ranging from 10% to 13% over its life, and requires payment of additional interest in the event of a default. The Debtors paid a commitment fee equal to 2.5% of the commitment, and upon termination an additional fee equal to 2.5% of the commitment will be due. In exchange for the termination fee, the lenders have agreed that if a plan of reorganization described herein is confirmed, the Debtors have the right to convert the DIP Facility into a revolving credit facility.

At June 30, 2003 there was $1.5 million outstanding on the DIP Facility which is included in other current liabilities in the Condensed Consolidated Financial Statements.

Current Financial Condition and Cashflows

At June 30, 2003, cash and cash equivalents were $5.5 million, representing a $2.5 million increase in cash and cash equivalents from $3.0 million at December 31, 2002. The increased cash position results primarily from borrowings on the DIP Facility and the timing of receipts and disbursements. Net cash provided by operations amounted to $4.4 million for 2003 compared to $7.2 million for 2002. The decrease in net cash provided by operations is primarily attributed to an increase in our net loss before cumulative effect of a change in accounting principle of $4.3 million. The increase in net loss is the primarily result of a very poor national economy and high unemployment rates in the markets we serve. This has been further compounded by the reduction in dental benefits offered under the Oregon Department of Health Services health plan.

Net cash used by investing activities was $1.3 million for 2003 as compared to cash used of $1.4 million for 2002. Approximately $0.80 million in cash paid for each period related to the purchase of property and equipment. The reduction in cash used by investing activities is a result of fewer earn out settlements related to acquisitions performed in prior years as several agreements have expired. In connection with certain completed affiliation transactions, we have agreed to pay to the sellers' future consideration in the form of cash. The amount of future consideration payable under earn-outs is generally computed based upon financial performance of the affiliated dental practices during certain specified periods. We accrue for earn-out payments with respect to these acquisitions when such amounts are probable and reasonably estimable. In addition to cash paid of $0.40 million during 2003, we also converted $0.68 million of amounts due under earn-out agreements into long-term notes payable. As of June 30, 2003, future anticipated earn-out payments of $0.63 million are accrued and included in other current liabilities. For those acquisitions with earn-out provisions, we estimate the total maximum earn-out that could be paid, including amounts already accrued, is approximately $1.5 million from July 2003 to December 2004, which is expected to be paid in a combination of cash and notes. However, as discussed above, we are currently involved in a restructuring that is being implemented through a Prearranged Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which may substantially change the anticipated earn-out payments.

 Net cash used in financing activities was $0.67 million for 2003 as compared to cash used of $7.4 million for 2002. Expenditures in 2003 were primarily for the pay down of debt totaling $2.0 million offset by borrowings of $1.5 million on the DIP Facility. The decrease from prior year is attributed to a reduction of current year principal pay down on debt related to the Bankruptcy proceedings.

Outstanding Debt and Other Financing Arrangements

Under the Bankruptcy Code, actions against the Debtors to collect prepetition indebtedness are subject to an automatic stay provision and therefore certain payments required by the pre-petition agreements discussed below have not been made. Additionally, in accordance with SOP 90-7, the Debtors are required to accrue interest during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. If the Debtors' Joint Plan is approved as filed, the amount and structure of the outstanding debt as of June 30, 2003 will be substantially altered.

The following outlines the significant terms of our Senior Secured Debt, Senior Subordinated Debt, and convertible notes ("Convertible Subordinated Debt"):

Senior Secured Debt

Principal amounts owed under the Senior Secured Debt bear interest at Prime plus 2.5% as of June 30, 2003. Through the Petition Date, we were issuing payment-in-kind ("PIK") notes at 13.0% for payment of interest amounts owed on the principal balance. In addition, we are were required to pay an incremental PIK interest on the outstanding principal balance of 1.0% from April 15, 2002 though March 31, 2003, increasing to 2.0% from April 1, 2003 through maturity. The incremental PIK interest due was paid through the issuance of PIK notes through the Petition Date. We also issued warrants to the senior lenders to purchase an aggregate of 166,667 shares of the Company common stock at a strike price of $3.66 per share.

On April 30, 2003, we entered into amendments to our existing Senior Secured Debt to postpone the $6.7 million due on April 30, 2003 until May 9, 2003. Required principal installments of $7.2 million were also due on July 1, 2003 and the remaining balance is due at maturity on September 30, 2003.

The Senior Secured Debt contains several covenants, including but not limited to, restrictions on our ability to incur indebtedness or repurchase shares, a prohibition on dividends without prior approval, prohibition on acquisitions, and fees for excess earn-out and debt payments, as defined. There are also financial covenant requirements relating to compliance with specified cash flow, liquidity, and leverage ratios. Our obligations under the Senior Secured Debt, including the applicable subsidiaries in the guarantees, are secured by a security interest in substantially all assets of each of such entities. We were in default with certain of it covenants related to the Senior Secured Debt at June 30, 2003.

Senior Subordinated Debt

In June 2000, we raised $36.5 million from the sale of debt and equity to Levine Leichtman Capital Partners II, L.P. ("Levine") under a securities purchase agreement. The equity portion of the transaction comprised 458,333 shares of common stock valued at $11.0 million. The debt portion of the transaction comprised the Senior Subordinated Debt with a face value of $25.5 million. As part of the transaction with Levine, we also issued a warrant to purchase 354,167 shares of Company common stock at a current strike price of $20.88 per share.

The entire principal of the Senior Subordinated Debt is due September 2005 but may be paid earlier at our election, subject to a prepayment penalty. Additionally, the Levine Note has mandatory principal prepayments based upon a change in ownership, certain asset sales, or excess cash flows. The Senior Subordinated Debt bears interest on its face at 12.5%, payable monthly, with an option to pay the interest in a PIK note at a higher interest rate. Through the Petition Date, we were issuing PIK notes at 17.0% for payment of interest amounts owed. The securities purchase agreement contains covenants, including but not limited to, restricting our ability to incur certain indebtedness, liens or investments, restrictions relating to agreements affecting capital stock, maintenance of a specified net worth and compliance with specified financial ratios. Additionally, the Senior Subordinated Debt has cross default provisions that have been triggered by the default on the Senior Secured Debt at June 30, 2003.

Convertible Subordinated Debt

In 1998, we issued $30.0 million of Convertible Subordinated Debt. The Convertible Subordinated Debt matures June 2006 and currently bear interest at 8.0%, payable semi-annually with an option to pay the interest in a PIK note also bearing interest at 8.0%, which we are currently exercising for payment of current interest amounts due thru the Petition Date. Effective with the Chapter 11 filings, we were no longer required to accrue for the incremental PIK interest under SOP 90-7 as it is not expected to be paid. The Convertible Subordinated Debt is convertible into shares of the common stock at $39.00 for each share of common stock issuable upon conversion of outstanding principal and accrued but unpaid interest on such subordinated notes and shall be automatically converted into common stock if the rolling 21-day average closing market price of the common stock on 20 out of any 30 consecutive trading days is more than $107.40.

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

At June 30, 2003, we had $87.2 million in floating rate debt under the Credit Facility and other long-term debt. The detrimental effect on our pre-tax earnings of a hypothetical 100 basis point increase in the average interest rate under the credit facility would have an impact of approximately $0.44 million for the six-months ended June 30, 2003. This sensitivity analysis does not consider any actions we might take to mitigate our exposure to such a change in the Credit Facility rate. The hypothetical change used in this analysis may be different from what actually occurs in the future. Our remaining subordinated notes, convertible subordinated dent, long-term debt and capital lease obligations of $93.6 million are at fixed rates of interest.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Item 5.  Other Information

InterDent, Inc. common stock trades on the OTC Bulletin Board under the symbol DENTQ.OB.

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

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)  Exhibits

2.1 Debtors' Second Amended Disclosure Statement Describing Second Amended Chapter 11 Plan Under of the Bankruptcy Code as modified on July 22, 2003.

2.2 Debtors' Second Amended Joint Chapter 11 Plan of Reorganization Under of the Bankruptcy Code as modified on July 22, 2003.

10.1 Post-Petition Loan and Security Agreement Dated as of May 12, 2003 among InterDent, inc. and InterDent Service Corporation Debtors-in-Possession, as Borrowers and B III-A Capital Partners. L.P.; B IV Capital Partners, L.P.; General Motors Employees Global Group Pension Trust; and Levine Leichtman Capital Partners II, L.P., as Lenders.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Vice President, Finance & Accounting Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Vice President, Finance & Accounting Pursuant to 18 U.S.C.
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

(1) Current Report on Form 8-K dated May 12, 2003, reporting under Item 3 the Company filed a voluntary petition Under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    INTERDENT, INC.
                                            ---------------------------------
                                                      (Registrant)

Date:         August 20, 2003          By:     /s/ H. WAYNE POSEY
        ------------------------------      ---------------------------------
        ------------------------------
                                                 H. Wayne Posey
                                                 Chief Executive Officer


                                       By:     /s/ ROBERT HILL
                                            ---------------------------------
                                                 Robert W. Hill
                                                 Vice President, Finance &
                                                 Accounting