Form 10-Q
period 2006-03-31
INTERDENT INC; INTERDENT SERVICE CORP
filed 2006-05-12
CIK 1072765, 1323543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-124080

INTERDENT SERVICE

CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-1577891
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

222 No. Sepulveda Blvd., Suite 740,
El Segundo, CA	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 12, 2006: 105,521

TABLE OF ADDITIONAL REGISTRANT

Exact Name of Registrant	State of Incorporation	I.R.S. Employer Identification Number
InterDent, Inc.	Delaware	95-4710504

INTERDENT SERVICE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,609	$1,519
Marketable securities	172	—
Accounts receivable, net of allowances of $1,865 and $1,909 at March 31, 2006 and December 31, 2005, respectively	13,007	12,645
Supplies inventory	6,415	6,454
Prepaid expenses and other current assets	3,094	3,291
Total current assets	24,297	23,909

Property and equipment, net	23,971	23,883
Goodwill	74,546	74,774
Intangible assets, net	15,604	16,006
Other assets	6,043	6,247
Total assets	$144,461	$144,819

Liabilities
Current liabilities:
Accounts payable	$3,983	$8,060
Accrued payroll and related costs	10,494	9,461
Accrued interest	2,524	981
Other current liabilities	10,967	9,748
Current portion of capital lease obligations	93	90
Total current liabilities	28,061	28,340

Long-term liabilities:
Capital lease obligations, net of current portion	215	239
Senior secured revolving credit facility	407	1,308
Senior secured notes	80,000	80,000
Mandatorily redeemable preferred stock	4,243	4,088
Other long-term liabilities	1,527	1,052
Accumulated dividends	1,118	998
Total long-term liabilities	87,510	87,685
Total liabilities	115,571	116,025

Shareholders’ equity
Convertible preferred stock, $0.001 par value, 281,679 shares authorized:
Class A 229,007 shares authorized, 1,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Class B 52,672 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	8,650	8,650
Common stock, $0.001 par value, 981,679 shares authorized:
Class A 229,007 shares authorized, zero shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Class B 52,672 shares authorized, zero shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Class C 700,000 shares authorized; 105,521 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	21,599	21,592
Accumulated deficit	(1,359)	(1,448)
Total shareholders’ equity	28,890	28,794
Total liabilities and shareholders’ equity	$144,461	$144,819

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2006	2005

Revenues:
Dental practice net patient service revenue	$55,377	$53,486
Other fees	299	253
Total revenues	55,676	53,739
Costs and expenses:
Cost of revenues:
Clinical salaries, benefits, and provider costs	27,262	26,220
Practice non-clinical salaries and benefits	7,595	7,572
Dental supplies and lab expenses	5,481	5,453
Practice occupancy expenses	3,500	3,292
Practice selling, general and administrative expenses	4,051	4,513
Provision for doubtful accounts	372	233
Total cost of revenues	48,261	47,283
Corporate selling, general and administrative expenses	2,945	2,135
Stock compensation expense	7	6
Depreciation and amortization	1,394	1,309
Total operating expenses	52,607	50,733
Operating income	3,069	3,006
Non-operating (income) expense:
Interest income	(25)	(1)
Interest expense	2,584	2,542
Other income	(6)	—
Other expense	62	10
Non-operating expense, net	2,615	2,551
Income before income taxes	454	455
Income tax provision	245	177
Net income	209	278
Accumulated dividends on preferred stock	120	91
Net income attributed to common stock	$89	$187

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2006	2005

Operating activities
Net income	$209	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394	1,309
Provision for revenue adjustments and doubtful accounts	372	233
Loss on dental location dispositions and disposal of assets	62	—
Change in deferred taxes	—	98
Interest paid in kind	155	—
Interest amortization on deferred financing costs and discounted debt	213	196
Stock-based compensation expense	7	6
Recognition of deferred revenues	(142)	(88)
Changes in assets and liabilities:
Accounts receivable	(734)	(74)
Supplies inventory	39	(44)
Prepaid expenses and other current assets	197	381
Other assets	219	150
Accounts payable	(4,077)	2,122
Accrued payroll and related costs	1,033	698
Accrued interest	1,543	1,533
Other current liabilities	1,159	31
Other long-term liabilities	475	(262)
Net cash provided by operating activities	2,124	6,567
Investing activities
Marketable securities	(172)	—
Purchase of property and equipment	(1,142)	(3,200)
Net cash used in investing activities	(1,314)	(3,200)
Financing activities
Net payments on revolving credit facility	(901)	—
Payments on long-term debt and obligations under capital leases	(21)	(158)
Changes in overdraft balances	202	—
Net cash used in financing activities	(720)	(158)
Increase in cash and cash equivalents	90	3,209
Cash and cash equivalents, beginning of period	1,519	—
Cash and cash equivalents, end of period	$1,609	$3,209

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.

AND SUBSIDIARIES

March 31, 2006 and 2005

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.              Our Company

InterDent Service Corporation, the principal operating subsidiary of InterDent, Inc. (collectively, We, InterDent or the Company) provides dental practice management services to multi specialty group dental practices in the United States. Our network of affiliated dental practices seeks to provide comprehensive, convenient and high quality general dentistry as well as dental specialty services such as orthodontics, periodontics, endodontics, pedodontics, prosthodontics and oral surgery. We do not engage in the practice of dentistry, but rather work with affiliated dental practices or professional corporations (PC) to enhance the business operations of their practices. We enter into management service agreements with these affiliated dental practices pursuant to which we provide them, on an exclusive basis, with management and administrative services.

As of March 31, 2006, we provided management services to 128 affiliated dental practices in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington and own and operate one dental laboratory in Oklahoma.

2.              Basis of Presentation

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures in our annual audited financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures from our 2005 Consolidated Financial Statements contained in our 10-K filed April 11, 2006 with the SEC.  The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

We operate in one principal business segment as a provider of dental practice management services to multi specialty group dental practices in the United States.

3.              Summary of Significant Accounting Policies

Net revenues

Dental practice net patient service revenue (Net Patient Revenue) represents the consolidated revenue of the affiliated PCs and is recorded when the related work is completed. Revenue related to prepayments, typically for multi-visit procedures, is deferred until the multi-visit procedure is completed. Revenue is recorded at the estimated net realizable amount to be received from patients, third party payors and others, net of a provision for fee schedule adjustments.

Net Patient Revenue includes amounts received under capitated managed care contracts. A portion of these capitated revenue premiums are received at certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to, among other things, file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of March 31, 2006. Total revenues subject to regulatory review and oversight by various state agencies were $11.1 million and $10.0 million for the three months ended March 31, 2006 and 2005, respectively.

Available for sale securities

The Company considers its marketable securities as available-for-sale as defined in the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of March 31, 2006. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in shareholders’ equity. Changes in the fair values for the three months ended March 31, 2006 were less than $1,000 and have not been presented due to immateriality.

Stock-based compensation

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS 123R. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. There were no options granted or modified during the three month periods ended March 31, 2006 or 2005.

Prior to adoption of SFAS 123R, we accounted for grants under the stock option plan using the minimum value method as permitted for non-public entities in SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123. Entities that used the minimum value method of measuring equity share options prior to adoption of SFAS 123R are to apply SFAS 123R prospectively to awards issued, modified, repurchased, or canceled after adoption and continue to account for any portion of awards outstanding at the date of the initial application using the accounting principles originally applied to those awards. Accordingly, periods prior to the adoption of SFAS 123(R) will not be restated. Prior to adoption of 123R, we accounted for grants under the stock option plan in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25 adopting the disclosure only provisions of SFAS 123.

Compensation expense of $7,000 and $6,000 for the three months ended March 31, 2006 and 2005, respectively relates to options issued with an exercise price less than the market price of our stock at the time of the grant. The pro-forma compensation costs for outstanding awards granted prior to adoption of SFAS 123R presented below have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

	Quarter Ended March 31,
(in thousands)	2006	2005

Net income, as reported	$209	$278

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	4	2
Deduct: Total stock-based employee compensation expense determined under minimumn value based method for all awards, net of related tax effect	(24)	(10)

Net income, pro forma	$189	$270

See note 5 for further discussion on stock-based compensation.

Self-insurance

The Company utilizes high deductible insurance programs for workers’ compensation, professional liability, and substantially all of the employee medical benefit plans. The Company has utilized the medical benefit plan since 2003 and the workers’ compensation and professional liability began in January 2005 and November 2005, respectively. Under these plans, the Company assumed first dollar coverage responsibility and limits its exposure through the use of individual and aggregate stop-loss agreements.

The Company records an estimated liability for self-insured deductibles and claims incurred but not reported based on management’s estimates of the aggregate liability for uninsured claims using actuarial assumptions and historical loss patterns. The reserve for the workers’ compensation and professional liability is recorded in other current liabilities on the balance sheet. The reserve for the employee medical plans is recorded in accrued payroll and related costs. The aggregate amounts reserved for claims incurred but not paid under these policies was $1.1 million and $1.0 million at March 31, 2006 and December 31, 2005, respectively. Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a possibility that actual results may vary significantly from those estimates.

Goodwill

Changes in goodwill in the three months ended March 31, 2006 are related to the utilization of pre-emergence deferred tax assets.

Deferred compensation

On January 1, 2006, we adopted an elective non-qualified Deferred Incentive Compensation Retirement Plan (the 2006 Plan) to provide certain employees and affiliated professionals an opportunity to voluntarily defer compensation on a pre-tax basis. Additionally, the Company will make bonus contributions to the 2006 Plan on behalf of our affiliated dentists based on predetermined performance goals. These bonus contributions vest and will be recorded as compensation expense by the Company starting with the period earned through the end of the service period, typically 3 to 4 years. The Company intends to make its first bonus contribution in December 2007.

A rabbi trust is the funding vehicle that is used to hold the deferred compensation amounts that are invested in mutual funds within the trust. Accounting for the 2006 Plan is in accordance with Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”. The rabbi trust assets held in mutual fund securities are deemed to be “available for sale” with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity according to SFAS 115. The liability for deferrals of $13,000 at March 31, 2006 is included in Other Long Term Liabilities on the Consolidated Balance Sheets.

Accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” or SFAS 154. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154, effective January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

4.              Related party transactions

In April 2005, our board of directors authorized the payment of an annual management fee in the amount of $0.25 million to our majority shareholder for certain services to be provided to us for the year and $0.25 million in annual director fees. This agreement is in effect until either party terminates the agreement.

5.              Stock Based Compensation

On April 28, 2005, the Company adopted the InterDent, Inc. Amended and Restated 2003 Stock Option Plan (2003 Stock Option Plan) under which the Company’s Board of Directors (Board) may issue incentive and non-qualified stock options to purchase up to 33,726 shares of the Company’s Class C Common Stock. Stock options issued under the 2003 Stock Option Plan are generally granted with an exercise price equal to the market price of our stock at the date of grant and shall be exercisable up to ten years from the grant date as determined by the Board. Options granted under the 2003 Stock Option Plan typically vest over a 4 year period. The following table summarizes stock option activity during the first quarter 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	33,387	$157.76	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at March 31, 2006	33,387	$157.76	3.6	$600
Exercisable at March 31, 2006	20,816	$153.26	2.8	$463

6.              Contingencies

Senior secured revolving credit facility

As of March 31, 2006, our borrowing base was $10.0 million, of which the availability is reduced by $1.3 million for a letter of credit issued to satisfy the requirements of our workers compensation policy. At March 31, 2006, $0.4 million in borrowings were outstanding and $8.3 million remained available under the Senior Revolving Credit Facility. This facility expires December 2009 and is secured by substantially all of our assets. The negative covenants include, among other items, limits on additional indebtedness, liens, distributions, certain investments and transactions and certain financial covenants to limit capital expenditures and require minimum EBITDA. We were in compliance of these covenants as of March 31, 2006.

Legal

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists’ are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

In March 2006 the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated an investigation following our self reporting to Medi-Cal of billing errors we had discovered at one of our affiliated dental practices. We continue to cooperate in the investigation; no material developments occurred during the past quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This document includes forward looking statements. Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statements that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, our strengths, strategy, growth plans, operations, revenue, earnings, expenses, financing, sources of liquidity and capital requirements.

Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. Certain factors that might cause such a difference include, among other things, dependence upon our affiliated dental practices and the dental professionals who generate our revenue; access to and cost of capital due to our high leverage ratio; cost containment efforts by third party payors and capitation arrangements; our growth strategy and the terms of our service agreements with affiliated dental practices may reduce the cash we have available for operations and funds available to meet our obligations; the geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets; government regulation of the dental industry and regulatory challenges to our business model; professional liability and other claims that may be made against our affiliated dental practices; our operations and growth plans may be adversely affected by a highly competitive environment; and the interest of the entities affiliated with our majority shareholder may conflict or differ from your interests. For further information about risks which may affect our future operating results, please see the Risk Factors set forth in Item 1A of Part II below. New risks and uncertainties may emerge in the future. It is not possible for us to predict all of these risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward looking statements. Given these risks and uncertainties, we urge you to read this document completely with the understanding that actual future results may be materially different from what is expressly stated or implicit in any forward looking statement.

OVERVIEW

We provide practice management services to 128 affiliated multi-specialty group dental practices in the United States. Our network of affiliated dental practices is comprised of approximately 680 affiliated general dentists, specialists and hygienists who provide dental services to patients in eight states. We also own and operate one dental lab in Oklahoma.

We believe long term growth of the dental care industry in the United States is fueled by, among other things, increased availability of dental insurance, a growing population of older patients who have retained their teeth and increased interest in cosmetic dentistry. However, certain dental procedures are considered elective or can be deferred and our revenue growth in the short term is subject to fluctuation based on trends in consumer confidence and the effects that will have on our patients’ disposable income.

Our strategy to grow our business consists of two initiatives. We seek to drive revenue in our existing affiliated offices through the delivery of consistently good patient service, improving the physical appearance and infrastructure of our offices and moving our affiliated practices to higher reimbursement plans. Additionally, our new office growth strategy seeks to enhance market penetration in existing markets as a primary driver of overall revenue growth.

Our results from 2006 reflect increased stability and productivity of our affiliated dentists, the impact of our growth initiatives and significant efforts to reduce the costs of operations.

RESULTS OF OPERATIONS FOR THE QUARTERS

ENDED MARCH 31, 2006 AND 2005

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated Statement of Operations relative to total revenue.

	Quarter ended March 31,
	2006	2005
Total revenues	100.0%	100.0%

Cost of revenues	86.7	88.0
Corporate selling, general and administrative expenses	5.3	4.0
Depreciation and amortization	2.5	2.4
Total operating expenses	94.5	94.4
Operating income	5.5	5.6
Other non-operating (income) expense, net	0.1	—
Interest expense, net	4.6	4.8
Net (loss) income before income taxes	0.8	0.8
Provision for income taxes	0.4	0.3
Net income	0.4	0.5

Revenues

For our first quarter ended March 31, 2006, we posted net revenues of $55.7 million, an increase of $1.9 million, or 3.6% from the same period last year. The increase in our overall revenue is driven primarily by improved productivity and stability of our affiliated providers and new office growth. We opened 6 new offices and closed 2 existing offices in the twelve months ending March 31, 2006.

Our net revenue from offices open for at least one year, or same-office revenue, increased by 2.7% to $53.2 million over the same period last year. The increase in same office revenue is the result of improved productivity and stability of our affiliated providers.

Costs and expenses

Cost of revenues. Cost of revenues consists of costs directly associated with activities of operating and managing the practice facility locations, including regional support departments. The components of cost of revenues are largely variable or semi-variable costs and include clinical and non-clinical salaries and benefits, dental supplies and lab expenses, occupancy, practice selling, general and administrative expenses and provision for doubtful accounts.

Although our overall cost of revenues increased to $48.3 million as compared to $47.3 million for the same period last year, cost of revenues as a percentage of net revenues decreased to 86.7% for the quarter ended March 31, 2006 compared to 88.0% for the same period last year. The overall cost increase is attributed to the revenue growth while the primary drivers of the percentage decrease in the quarter are as follows:

•                  Decrease as a percentage of revenue in non clinical salaries and related benefits and dental supplies and lab expense of 0.7% as we focused on cost containment in the first quarter of 2006. This decrease was primarily due to a reduction in back office head count during the quarter. Dental supply costs continue to improve as we complete our roll out of supply management tools to our affiliated dental locations.

•                  Practice selling, general and administrative expenses decreased as a percentage of revenue 0.9% resulting from lower marketing expenditures in 2006 as compared to a planned incremental increase in 2005 designed to build brand equity in our newly rebranded practices and to generate new patient growth. We expect to continue this incrementally lower expenditure for marketing for the remainder of 2006.

•                  The decreases are offset by a 0.3% increase as a percentage of revenue in clinical salaries and benefits and occupancy costs. The increase in clinical salaries and benefits as a percentage of revenue is due primarily to a increase in temporary salary guarantees to new affiliated doctors during their initial ramp up period, combined with the typically lower productivity of these new doctors. We customarily provide new affiliated dentists with guaranteed minimum compensation for a period of three to six months while they establish their practice. At the end of this period, the affiliated dentists shift to a variable commission model. The guarantees are a residual effect of the increase in doctor turnover that we experienced in late 2005.

Corporate selling, general and administrative expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance and other miscellaneous costs at our corporate facilities.

For the quarter ended March 31, 2006 our corporate selling, general and administrative costs increased $0.8 million from the same period last year. This increase is attributed to:

•      Additional compensation costs related to an increase in our vacation liability and our accrued bonuses;

•      Higher professional services related to continuing information technology (IT) initiatives and audit costs resulting from a stub period audit in the prior year and a full year audit for 2005; and

•      Non-employee director and management fees payable to our majority shareholder for the quarter. Amounts paid for services provided in the prior year began in the second quarter.

Depreciation and amortization. Depreciation expense is attributed to depreciation of dental equipment, furniture, fixtures and computer equipment and amortization of leasehold improvements and identifiable intangibles. Depreciation and amortization expense was slightly up for the quarter ended March 31, 2006 compared to the same period prior year due to the incremental depreciation and amortization for new equipment and new office expansion.

We expect to continue to incur capital expenditures, primarily as part of our new office expansion program and the on-going remodel or relocation of offices. Because of this, depreciation and amortization expense may increase as a percentage of revenue in future periods depending on the timing and amount of the capital expenditure.

Non-operating expenses

Interest expense. Net interest expense in both periods is a result of $80.0 million in principal of our Senior Secured Notes due 2011, or the Notes, and amortization of deferred financing costs associated with the Notes. Our obligations under the Notes will result in substantial interest expense in future periods. The Notes bear interest at 10 ¾% per year, payable semiannually on June 15 and December 15 of each year.

Income taxes

Provision for income taxes. Our effective tax rate was approximately 54.0% and 38.1% for the quarter ended March 31, 2006 and 2005, respectively. The 2006 income tax provision consists of state minimum taxes and benefits realized from utilizing pre-reorganization deferred taxes. The increase in the effective tax rate is due to the payment of certain non-deductible expenses and accrued interest/dividend on the mandatorily redeemable preferred stock, which result in permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operating and capital needs through cash generated by operations and borrowings. Our primary sources of liquidity for the near future will be cash flow from our operations and availability under our $10 million senior secured revolving credit facility. Advances under this facility are limited to the lesser of (i) $10 million or (ii) a borrowing base formula calculated at 0.75 times our trailing 12 month earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the agreement. In addition, we are required to maintain a monthly minimum EBITDA, as measured on a trailing 12 month basis, of at least $12 million. We had trailing 12 month EBITDA of $15.1 million as of March 31, 2006 and December 31, 2005.

As of March 31, 2006, our borrowing base was $10.0 million and the amount available under our revolving credit facility was $8.3 million from which we have borrowed $0.4 million. The $1.3 million reduction on the amount available under our revolving credit facility resulted from the issuance on our behalf of a letter of credit in conjunction with our self insured workers’ compensation programs.

Our primary cash requirements include general operating expenses, debt service requirements and capital expenditures. Our Senior Secured Notes are interest only, payable semi-annually, until due in 2011 in the amount of approximately $4.3 million, or approximately $8.6 million over a 12 month period. We currently anticipate funding interest payments from cash generated by our operations, supplemented as necessary with borrowings under our revolving credit facility. Dividends on the mandatorily redeemable preferred stock accrue annually, and are payable monthly. We are permitted to pay required dividends either in cash (if permitted by other applicable debt covenants) or “in kind” through the issuance of additional shares of the preferred stock. We currently intend to settle the dividends on the preferred stock through additional shares of Class C Preferred Stock.

Under our new office growth strategy we currently plan to initiate approximately seven new dental offices in leased facilities this year and complete 10 – 15 per year thereafter, depending upon our liquidity and our ability to identify opportunities that meet our expectations. We expect to fund most of these offices on a “pay as you go” basis using our cash flow from operations. We may also from time to time consider acquisitions of dental practices, although we have no current plans for any acquisitions.

We believe that our current sources of liquidity will be sufficient to meet our requirements in 2006. However, an unexpected decline in cash flow from operations or in our EBITDA could materially impair our liquidity. In such event, we may not be able to access our revolving credit facility and we may be unable to generate sufficient free cash flow to meet all of our operating requirements. Moreover, the indenture governing our notes and the terms of our senior secured revolving credit facility limit our ability to incur additional indebtedness. As a result, in the event of a material decline in our operating performance, we may encounter substantial difficulty in securing additional sources of liquidity.

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Three Months Ended March 31,
	2006	2005
Net cash provided by operations	$2,124	$6,567
Net cash used in investing activities	$(1,314)	$(3,200)
Net cash used in financing activities	$(720)	$(158)

Cash flow from operations. The decrease in cash flow from operations from the same period last year is due primarily to a decrease in trade payables resulting from cash management strategies designed to conserve cash flow to meet construction costs, information technology initiatives and bond interest payments in 2005.

Cash flow used in investing activities. Our spending on property and equipment during the first three months of 2006 decreased $2.1 million from the same period in the prior year. We opened one new office in the first quarter 2006 versus opening 2 new offices in the same period prior year. Additionally, we completed or were near completion on 2 relocations during the first quarter 2005 versus minimal activity in the current year. We expect to continue to incur significant capital expenditures, primarily as part of our new office growth strategy and the on-going remodel or relocation of offices.

Cash flow used in financing activities. Cash used in financing activities was due primarily to pay down on our revolving line of credit and capital leases. Our subordinated seller debt was paid off in 2005. We will pay the remaining balance on the capital lease obligation of $0.4 million as scheduled through March 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory balances. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Accounting Standards Not Yet Adopted by the Company

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP allows companies using either the modified retrospective or modified prospective application to make a one-time election to adopt the transition method described in the FSP and also allowed companies to take up to one year from the later of its initial adoption of Statement 123 (R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We are currently evaluating the available transition alternatives and have not yet made a determination of which method we will be using.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we are exposed to interest rate risk. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt.

Our interest expense is sensitive to changes in the general level of interest rates as our senior revolving credit facility has interest rates based upon LIBOR or the prime rate plus for the banks’ applicable margins ranging from 1.0% to 3.25%. At March 31, 2006, there were $0.4 million in borrowings outstanding under this facility. The annual pre-tax earnings and cash flow impact for a one percentage point change in interest rates would not be significant to our operations. The hypothetical change used in this analysis may be different from what actually occurs in the future. We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. However, we believe that the accompanying consolidated financial statements fairly present in all material respects our financial position and results of operations presented in this Form 10-Q.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While no material misstatement or adjustment was noted, management concluded that we did not maintain effective controls to mitigate the likelihood to less than remote that a material misstatement in our patient service revenue and related accounts receivable process would be prevented or detected, including the estimation and establishment of allowances for bad debts and fee rate change adjustments. Management’s conclusion was based on the effect of limitations of our industry standard dental practice management software on the estimation of our allowances and our need to strengthen the preventative controls surrounding our billing process.

In order to proactively address the material weakness noted above, in mid 2005, we began preparations to implement a new dental practice management system and are in the process of implementing this system and designing new controls and processes in conjunction with our preparations to be compliant with Section 404 of the Sarbanes Oxley Act by December 31, 2007.

There were no changes in the internal control over financial reporting that occurred during the period covered by this report that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists’ are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

As previously reported the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated an investigation following our self reporting to Medi-Cal of billing errors we had discovered at one of our affiliated dental practices. We continue to cooperate in the investigation; no material developments occurred during the past quarter.

Item 1A. Risk Factors

Our ability to manage our business is limited by our lack of control over the dental professionals who generate our revenues.

We provide a number of services designed to enhance the productivity of affiliated dental practices. Our revenues depend upon the success of those dental practices. The success of any dental practice will, to a large extent, depend upon the efforts of the dentists and their professional skills and reputation. We do not employ the dentists nor do we control their clinical practices. While we seek to affiliate with dedicated, well-qualified dentists, we cannot control their delivery of patient care. Our lack of control over all clinical aspects of the delivery of dental services by our affiliated dental practices makes it more difficult for us to improve our performance. As a result, a key determinant of our success is beyond our control to effectively manage.

Our revenue may be adversely affected by third party payor cost containment efforts and capitation arrangements.

A portion of the payments for dental care that is received by our affiliated dental practices is paid or reimbursed under insurance programs, or by third party payors. We are responsible for negotiating the terms of these third party payor arrangements. Third party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. In recent years, we have been able to increase some reimbursement rates. However, we believe that pressure by third party payors to reduce fees and reimbursement rates will continue and will increasingly affect the provision of dental services. This may result in a reduction in per-patient and per-

procedure revenue from current levels. Loss of revenue by our affiliated dental practices caused by third party payor cost containment efforts could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some third-party payor contracts are capitated arrangements. Approximately 23% of our revenue was derived from capitated arrangements for the quarter ended March 31, 2006. Under those contracts, the affiliated dental practice receives a capitated payment, calculated on a monthly per-member basis, to provide care to the covered enrollees and generally receives a co-payment from the patient at the time care is provided. These payment methods shift a portion of the risk of providing care from the third party payors to the affiliated dental practices. To the extent that patients covered by these contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated dental practices and the costs to provide the contracted services. These shortfalls may result in our affiliated dental practices being unable to reimburse us for expenses and contribute to our service fees.

The terms of our service agreements with affiliated dental practices may result in losses which cannot be recovered, thereby reducing our cash flow from operations and the funds we have available to meet our obligations.

Substantially all of our operating revenue is derived from our service agreements with affiliated dental practices. Under these agreements, we assume responsibility for operating expenses of the dental practice, such as salaries and benefits for non-dentist personnel, dental supplies, lab fees, office occupancy costs and marketing expenses. The dental practice is contractually obligated to reimburse us for such expenses and pay us a fee equal to a percentage of their revenue plus a bonus. However, a newly opened dental practice or an under-performing practice may not generate sufficient revenues to fully reimburse us for expenses advanced on behalf of the practice and may not have net revenues to contribute to our service fees. Therefore, we may incur expenses that will not be reimbursed equivalent to the amount of losses incurred by these practices.

The losses we incur as a result of an affiliated practice’s failure to pay our service fees and fully reimburse expenses advanced on its behalf may never be recovered. We have no effective recourse to obtain reimbursement for these losses. We also do not have any guaranties from our affiliated dental practices or affiliated dentists to cover such losses. To the extent that we are unable to collect the amounts due us under our service agreements, our revenues and cash flow may suffer, thereby reducing the funds we have available to pay interest and principal on the notes.

Our operating results may be adversely affected by professional liability or other claims against us or our affiliated dental practices.

Our affiliated dental practices could be exposed to the risk of professional liability and other claims. These claims, if successful, could result in substantial damages that could exceed the limits of any applicable insurance coverage. Our standard professional liability insurance coverage is $1 million per occurrence and $15 million in annual aggregate. Per the terms of the management agreement, we arrange for and pay the cost of the professional liability insurance for our affiliated practices. We also arrange for and pay the cost of the professional liability insurance for the dentists employed by our affiliated dental practices. It is possible that professional liability claims could be asserted against us as well as the affiliated dental practices. If such a claim is brought against an affiliated dental practice or dentist, the professional liability insurance premiums of that affiliated dental practice could materially increase. Also, fees payable to us from an affiliated dental practice could be adversely affected if damages payable by that practice exceed insurance coverage limits. While we attempt to cover both the affiliated practices as well as ourselves from all types of risks and liabilities, we may still be subject to claims that either exceed our coverage limitations or are not covered at all by insurance. In the future, insurance coverage may not be available upon terms satisfactory to us or the coverage may not be adequate to cover losses. In addition, we may be subject to other claims such as claims in which it is alleged that we have been negligent in performing our duties under management services agreements. A successful professional liability claim or any other claim against us or an affiliated dental practice could have a material adverse effect on our available cash.

Our growth strategy may reduce the cash we have available for operations.

Our growth strategy includes expansion through opening new affiliated dental offices as well as the expansion of existing affiliated dental practices. We opened one new affiliated office in February 2006 in Arizona under our new office growth strategy. While the cost per new office will vary based on size and region, we estimate that the average office buildout will cost between $0.4 million and $0.6 million. The strategy is to fund these offices with cash flow from operations. Typically each buildout takes between 6 to 9 months. While we will seek to support theses new offices with staffing from existing offices, we still expect to incur losses of approximately $0.1 million during the first year of operations. We believe that the addition of these new offices will provide synergies such as giving us greater purchasing power as well as allowing us to spread fixed overhead across a larger revenue base. The emphasis on growing through opening new offices, however, is a new strategy; previously, our growth strategy emphasized the acquisition of existing practices. We do not have sufficient experience with our new growth strategy to evaluate its effectiveness.

Opening new affiliated dental offices involves numerous risks, including potentially higher than expected buildout and construction costs, delays in completing the buildouts related to office site selection, permitting and construction difficulties, and the failure to recruit affiliated providers and other key personnel on a timely basis to staff these new offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, we will need to provide each new office with appropriate non-clinical staff, equipment, furnishings, materials and supplies. Additionally, new offices must be staffed with one or more dentists. Because a new office may be staffed with a dentist with no established patient base, significant advertising and marketing expenditures may be required to attract patients. Revenue for new offices may be less than expected or take longer than expected to reach acceptable levels, and operating costs may be higher than expected, resulting in our inability to operate these new offices profitably within expected timeframes.

The expenses involved in opening new offices and in supporting such offices until they become profitable will consume a significant portion of our cash flow. We believe that most new offices should become profitable within 9 to 15 months of opening. However, as this is a new competency we lack the experience to validate this.

We are highly leveraged, which may impair our ability to obtain additional financing to pursue growth opportunities.

We are highly leveraged which may constrain our ability to obtain additional financing to pursue growth opportunities. Prospective lenders and other providers of capital will consider the extent of our leverage in determining whether to make any funds available to us. Our current leverage ratios effectively limit our ability to obtain additional funding from third parties. We are therefore unlikely to be able to pursue in the near future business opportunities that we cannot finance out of our cash flow. Our current financial leverage effectively precludes us from pursuing significant acquisition opportunities or other opportunities that require a substantial cash payment. Our near term growth may suffer as a result, particularly in comparison with certain competitors who are better positioned to obtain additional financing.

The geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets.

We manage 128 affiliated dental practices, and own and operate one dental laboratory. The following table illustrates the number of dental offices we have in each state on March 31, 2006.

Dental
State	Offices
California	56
Oregon	27
Washington	13
Nevada	10
Arizona	10
Hawaii	6
Oklahoma	5
Kansas	1
128

The current geographic concentration of our operations in the western United States, and especially in California, increases the risk to us of adverse economic or regulatory developments within these markets.

In addition, our growth strategy includes focusing our growth within our existing markets. Our current concentration in these markets, as well as our strategy of focused expansion within our existing markets, increases the risk to us that adverse economic or regulatory developments in one or more of these markets may have a material adverse effect on our business, financial condition and operating results.

Our management arrangement with affiliated dental practices could be challenged by a state or dentist under laws regulating the practice of dentistry.

The laws of each state in which we operate contain restrictions on the practice of dentistry and control over the provision of dental services. In some states in which we operate, including California, Oregon, Washington, Arizona, Hawaii and Oklahoma, the statutes regarding the practice of dentistry include broad and vaguely stated restrictions on owning, managing, maintaining and/or operating an office where dental services are performed.

Our management agreements with each affiliated dental practice provide that the affiliated dental practice, and not us, retains responsibility for all activities that are within the scope of a dentist’s license and cannot be performed by a person who is not licensed to practice dentistry in that state. We do not have an ownership interest in any entity that provides dental services. The affiliated dental practices each retain full authority and control with respect to all dental, professional and ethical determinations over the practice.

We do not, and do not intend to, control the practice of dentistry by our affiliated dental practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry. However, any challenge to our contractual relationships with our affiliated dental practices by dentists or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more long-term management agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management service agreements. We could be prevented from affiliating with dental practices or providing comprehensive business services to dental practices in one or more states.

We are subject to health care and insurance regulations. Keeping abreast of and in compliance with these laws is costly; failure to comply could result in fines, penalties or exclusion from the Medicare or Medicaid Programs.

Our dental practice affiliates are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA regulations include various requirements on privacy and security of patient records. Federal and state regulations, such as Medicare and Medicaid, also contain anti-kickback provisions and restrictions on referrals. Our dental practice affiliates also must comply with federal Occupation Safety and Health Administration Bloodborne Pathogens Standard, which requires them to institute training programs and procedures design to eliminate or minimize occupational exposure to Hepatitis B Virus (HBV), Human Immunodeficiency Virus (HIV) and other bloodborne pathogens. Our subsidiary, Dedicated Dental, is also subject to the Knox-Keene Healthcare Service Plan Act of the State of California in connection with its managed dental care plan, which requires our subsidiary, among other things, to file periodic financial data and other information with the California Department of Managed Health Care, maintain substantial net equity on its balance sheet and maintain adequate medical, financial and operating personnel. These regulations require consistent monitoring to maintain compliance. Failure to comply with these regulations could result in penalties and fines being imposed.

Entities affiliated with Levine Leichtman Capital Partners, or LLCP hold substantially all of the outstanding voting power of the capital stock of our parent, InterDent, Inc., and their interests may conflict with or be different from your interests.

Entities affiliated with LLCP hold substantially all of the voting power of InterDent, Inc. As a result, these entities affiliated with LLCP hold, and will for the foreseeable future continue to hold, sufficient voting power to direct our actions and affairs, including the election of all of our directors and, except as otherwise provided by law, approving or disapproving all other matters submitted to a vote of stockholders of InterDent, Inc., including a merger, consolidation or sale of assets. These stockholders are permitted to act in their own interests, which may conflict with or be different from your interests. Furthermore, if these stockholders were to sell their shares to a single or limited group of investors, thereby resulting in those investors’ beneficial ownership of

50% or more of InterDent, Inc.’s voting stock, a change of control could be deemed to have occurred under the terms of the indenture governing the notes, which could, among other things, give rise to an option in favor of each holder of the notes to require us to repurchase all or any part of that holder’s notes.

Item 6. Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
10.1	InterDent Deferred Incentive Compensation Retirement Plan
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT SERVICE CORPORATION
(Registrant)

Date:	May 12, 2006	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.
(Registrant)

Date:	May 12, 2006	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary