Form 10-K/A
period 2005-12-31
INTERDENT INC; INTERDENT SERVICE CORP
filed 2006-08-28
CIK 1072765, 1323543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-K

Amendment No. 1

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number: 333-124080

InterDent Service Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1577891
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

222 N. Sepulveda Blvd., Suite 740	90245
El Segundo, CA	(Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (310) 765-2400

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Rule 12b-2) Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2006) was $0.00.

Number of shares of common stock outstanding as of June 30, 2006 was 105,521.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on April 11, 2006, and is being filed solely to amend Part IV, Item 15, Exhibits and Financial Statement Schedules to expand the list of exhibits and the exhibit index to include exhibits previously filed and incorporated by reference.

Item 15. Exhibits and Financial Statements Schedules.

Set forth below is a list of the exhibits included as part of this annual report.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of InterDent Service Corporation†

3.2	By-Laws of InterDent Service Corporation†

3.3	Second Amended and Restated Certificate of Incorporation of InterDent, Inc.†

3.4	Amended and Restated By-Laws of InterDent, Inc.†

4.1	Indenture, dated as of December 15, 2004, by and among IDI Acquisition Corp., InterDent Service Corporation, InterDent, Inc., and Wells Fargo Bank as trustee and collateral agent†

4.2	Registration Rights Agreement by and among IDI Acquisition Corp., InterDent Service Corporation, InterDent, Inc. and Jeffries & Company, Inc. dated December 15, 2004†

4.3

Amended and Restated Loan and Security Agreement by and among InterDent, Inc. as Parent, InterDent Service Corporation as Borrower, the Lenders that are Signatories thereto as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent dated as of December 15, 2004.†

4.4	InterDent, Inc. Class D Common Stock Purchase Warrant, dated October 8, 2003, issued by InterDent, Inc. to Levine Leichtman Capital Partners II, L.P.††

4.5	InterDent, Inc. Class G Common Stock Purchase Warrant, dated December 15, 2004, issued by InterDent, Inc. to Levine Leichtman Capital Partners II, L.P.††

10.1	InterDent, Inc. 2003 Stock Option Plan†

10.2	Employment Agreement, effective January 1, 2004, by and between the Company and Ivar S. Chhina†

10.3	Amendment 1 to Employment Agreement, effective December 15, 2004, by and between the Company and Ivar S. Chhina†

10.4	Employment Agreement, effective August 3, 2004, by and between the Company and Robert W. Hill†

10.5	Purchase Agreement, dated December 10, 2004, by and among IDI Acquisition Corp., InterDent Service Corporation, InterDent, Inc. and Jefferies & Company, Inc.†

10.6

Amended and Restated Shareholders Agreement, dated as of December 15, 2004, by and among InterDent, Inc., a Delaware Corporation, Levine Leichtman Capital Partners II, L.P., Pleasant Street Investors, LLC, and each other holder of an equity security of the Company†

10.7

Intercreditor Agreement, dated as of December 15, 2004 among InterDent Service Corporation, the Guarantors from time to time party hereto, Wells Fargo Foothill, Inc. as Credit Agreement Agent under the Credit Agreement and Priority Lien Collateral Agent hereunder, and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Agent hereunder†

10.8	Security Agreement, dated as of December 15, 2004, by and between InterDent, Inc. and Wells Fargo Bank, National Association†

10.9	Security Agreement, dated as of December 15, 2004, by and between InterDent Service Corporation (as survivor from IDI Acquisition Corp) and Wells Fargo Bank, National Association†

10.10	Stock Pledge agreement, dated as of December 15, 2004, by and between InterDent, Inc. and Wells Fargo Bank, National Association†

10.11	Stock Pledge agreement, dated as of December 15, 2004, by and between InterDent Service Corporation and Wells Fargo Bank, National Association†

10.12

Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of June 23, 2004, by and from InterDent Service Corporation, “Grantor” to First American Title Insurance Company, “Trustee or “Grantee” for the benefit of Wells Fargo Foothill, Inc., in its capacity as administrative agent, “Beneficiary” or “Grantee”††

10.13

Mortgage, Assignment of Rents and Leases, and Security Agreement, dated as of June 23, 2004, by and from InterDent Service Corporation, “Mortgagor” to Wells Fargo Foothill, Inc., in its capacity as administrative agent, “Mortgagee”††

10.14

Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of December 15, 2004, by and from InterDent Service Corporation, “Grantor” to First American Title Insurance Company, “Trustee or “Grantee” for the benefit of Wells Fargo Bank, National Association, in its capacity as collateral agent, “Beneficiary” or “Grantee”††

10.15

Mortgage, Assignment of Rents and Leases, and Security Agreement, dated as of December 15, 2004, by and from InterDent Service Corporation, “Mortgagor” to Wells Fargo Bank, National Association, in its capacity as collateral agent, “Mortgagee”††

10.16	Management Services Agreement, dated as of April 1, 2005, by and between InterDent Service Corporation and Levine Leichtman Capital Partners Inc.†††

12.1	Computation of Ratio of Earnings to Fixed Charges†††

16	Letter, dated June 13, 2005, from Ernst & Young LLP to the SEC††

21.1	List of subsidiaries†

23.3	Consent of Morrison & Foerster LLP (incorporated by reference to Exhibit 5.1)†††

23.4	Consent of Stoel Rives LLP (incorporated by reference to Exhibit 5.2)†††

24.1	Power of Attorney†

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†                     Previously filed on April 14, 2005 with the SEC on the Registration Statement on Form S-4

††               Previously filed on June 13, 2005 with the SEC on Amendment No. 1 to the Registration Statement on Form S-4

†††         Previously filed on August 19, 2005 with the SEC on Amendment No. 2 to the Registration Statement on Form S-4.

Except as otherwise, stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT SERVICE CORPORATION

By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ IVAR S. CHHINA	Chief Executive Officer and Director	August 25, 2006
Ivar S. Chhina	(Principal Executive Officer)

/s/ROBERT W. HILL	Chief Financial Officer, Treasurer	August 25, 2006
Robert W. Hill	and Secretary (Principal Financial
Officer and Principal Accounting
Officer)

/s/Steven E. Hartman	Director	August 25, 2006

/s/Lauren B. Leichtman	Director	August 25, 2006

/s/Stephen J. Hogan	Director	August 25, 2006

/s/Kimberly L. Pollack	Director	August 25, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.

By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ IVAR S. CHHINA	Chief Executive Officer and Director	August 25, 2006
Ivar S. Chhina	(Principal Executive Officer)

/s/ROBERT W. HILL	Chief Financial Officer, Treasurer	August 25, 2006
Robert W. Hill	and Secretary (Principal Financial
Officer and Principal Accounting
Officer)

/s/Steven E. Hartman	Director	August 25, 2006

/s/Lauren B. Leichtman	Director	August 25, 2006

/s/Stephen J. Hogan	Director	August 25, 2006

/s/Kimberly L. Pollack	Director	August 25, 2006