Form 10-Q
period 2006-09-30
INTERDENT INC; INTERDENT SERVICE CORP
filed 2006-11-09
CIK 1072765, 1323543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Number of shares of common stock outstanding as of November 9, 2006: 105,521

TABLE OF ADDITIONAL REGISTRANT

Exact Name of Registrant	State of Incorporation	I.R.S. Employer Identification Number
InterDent, Inc.	Delaware	95-4710504

INTERDENT SERVICE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERDENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,040	$1,519
Marketable securities	918	—
Accounts receivable, net of allowances of $2,192 and $1,909 at September 30, 2006 and December 31, 2005, respectively	12,217	12,645
Supplies inventory	6,306	6,454
Prepaid expenses and other current assets	3,266	3,291
Total current assets	24,747	23,909

Property and equipment, net	24,460	23,883
Goodwill	74,637	74,774
Intangible assets, net	14,801	16,006
Other assets	5,772	6,247
Total assets	$144,417	$144,819

Liabilities
Current liabilities:
Accounts payable	$5,992	$8,060
Accrued payroll and related costs	9,920	9,461
Accrued interest	2,531	393
Other current liabilities	8,889	10,336
Current portion of capital lease obligations	93	90
Total current liabilities	27,425	28,340

Long-term liabilities:
Capital lease obligations, net of current portion	169	239
Senior secured revolving credit facility	—	1,308
Senior secured notes	80,000	80,000
Mandatorily redeemable preferred stock	4,572	4,088
Deferred compensation liability	1,106	—
Deferred rent and other long-term liabilities	1,575	1,052
Accumulated dividends	1,337	998
Total long-term liabilities	88,759	87,685
Total liabilities	116,184	116,025

Shareholders’ equity
Convertible preferred stock, $0.001 par value, 281,679 shares authorized:
Class A 229,007 shares authorized, 1,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Class B 52,672 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005	8,650	8,650
Common stock, $0.001 par value, 981,679 shares authorized:
Class A 229,007 shares authorized, zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Class B 52,672 shares authorized, zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Class C 700,000 shares authorized; 105,521 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	21,619	21,592
Accumulated deficit	(2,062)	(1,448)
Accumulated other comprehensive income	26	—
Total shareholders’ equity	28,233	28,794
Total liabilities and shareholders’ equity	$144,417	$144,819

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Dental practice net patient service revenue	$52,444	$51,885	$162,438	$159,276
Other fees	150	284	713	865
Total revenues	52,594	52,169	163,151	160,141
Costs and expenses:
Cost of revenues:
Clinical salaries, benefits, and provider costs	25,945	25,569	79,775	77,697
Practice non-clinical salaries and benefits	6,936	7,432	21,671	22,436
Dental supplies and lab expenses	5,766	5,605	16,859	16,504
Practice occupancy expenses	3,710	3,494	10,874	10,121
Practice selling, general and administrative expenses	4,002	4,229	12,088	13,049
Provision for doubtful accounts	393	456	1,153	1,144
Total cost of revenues	46,752	46,785	142,420	140,951
Corporate selling, general and administrative expenses	2,496	2,185	8,544	7,313
Stock-based compensation expense	7	7	21	20
Depreciation and amortization	1,414	1,346	4,239	3,925
Total operating expenses	50,669	50,323	155,224	152,209
Operating income	1,925	1,846	7,927	7,932
Non-operating (income) expense:
Interest income	(31)	(19)	(88)	(30)
Interest expense	2,606	2,605	7,774	7,660
Other income	—	—	(9)	(164)
Other expense	42	30	372	61
Non-operating expense, net	2,617	2,616	8,049	7,527
(Loss) income before (benefit) provision for income taxes	(692)	(770)	(122)	405
(Benefit) provision for income taxes	(204)	(367)	153	193
Net (loss) income	(488)	(403)	(275)	212
Accumulated dividends on preferred stock	(118)	(114)	(339)	(319)
Net loss income attributed to common stock	$(606)	$(517)	$(614)	$(107)

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2006	2005

Operating activities
Net (loss) income	$(275)	$212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,239	3,925
Provision for revenue adjustments and doubtful accounts	1,153	1,144
Loss on dental location dispositions and disposal of assets	393	60
Change in deferred taxes	301	122
Interest paid in kind	484	440
Interest amortization on deferred financing costs and discounted debt	639	619
Deferred compensation expense	1,106	—
Stock-based compensation expense	27	20
Recognition of deferred revenues	305	(248)
Deferred rent and other long-term liabilities	523	507
Other	(6)	—
Changes in assets and liabilities:
Accounts receivable	(725)	809
Supplies inventory	148	(400)
Prepaid expenses and other current assets	25	1,670
Other assets	(322)	(134)
Accounts payable	(2,068)	(1,604)
Accrued payroll and related costs	459	(358)
Accrued interest	2,138	2,555
Other current liabilities	(1,682)	(1,596)
Net cash provided by operating activities	6,862	7,743
Investing activities
Marketable securities	(892)	—
Purchase of property and equipment	(4,004)	(6,964)
Cash received for trailing acquisition costs and earn-outs	—	67
Net cash used in investing activities	(4,896)	(6,897)
Financing activities
Net payments on revolving credit facility	(1,308)	—
Payments on long-term debt and obligations under capital leases	(66)	(574)
Changes in bank overdraft balances	(71)	1,295
Net cash (used in) provided by financing activities	(1,445)	721
Increase in cash and cash equivalents	521	1,567
Cash and cash equivalents, beginning of period	1,519	—
Cash and cash equivalents, end of period	$2,040	$1,567

See accompanying condensed notes to consolidated financial statements.

1.             Our Company

InterDent Service Corporation, the principal operating subsidiary of InterDent, Inc. (collectively, We, InterDent or the Company) provides dental practice management services to multi specialty group dental practices in the United States. Our network of affiliated dental practices seeks to provide comprehensive, convenient and high quality general dentistry as well as dental specialty services such as orthodontics, periodontics, endodontics, pediatric dentistry, prosthodontics and oral surgery.  We do not engage in the practice of dentistry, but rather work with affiliated dental practices or professional corporations (PC) to enhance the business operations of their practices. We enter into management service agreements with these affiliated dental practices pursuant to which we provide them, on an exclusive basis, with management and administrative services.

As of September 30, 2006, we provided management services to 128 affiliated dental practices in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington and own and operate one dental laboratory in Oklahoma.

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

A reclassification has been made to the 2005 consolidated financial statements to conform to the current period presentation.  Accrued interest which was included in other current liabilities is stated separately.  The consolidated statement of cash flows reflects a reclassification for the provision for revenue adjustments and doubtful accounts from accounts receivable as well as a reclassification of interest paid in kind from other current liabilities.  As a result, the consolidated statement of cash flows for the nine months ended September 30, 2005 reflects a reclassification of $2,995,000 in adjustments to reconcile net (loss) income to net cash provided by operating activities with the corresponding offset in changes in assets and liabilities.  There was no change in the net cash provided by operating activities.

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

Net Patient Revenue includes amounts received under capitated managed care contracts.  A portion of these capitated revenue premiums are received at certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to, among other things, file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of September 30, 2006. Total revenues subject to regulatory review and oversight by various state agencies were $10.8 million and $9.8 million and $32.7 million and $30.0 million for the three and nine months ended September 30, 2006 and 2005, respectively.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” or SFAS 123R.  In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The Company determines the grant-date fair value of employee share options granted after the adoption of SFAS 123R using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

Prior to adoption of SFAS 123R, we accounted for grants under the stock option plan using either the minimum value method as permitted for non-public entities in SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, for grants at the market price at the date of the grant or the intrinsic value method for grants issued below the market price at the date of the grant in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25 adopting the disclosure only provisions of SFAS 123. Entities that used the minimum value method of measuring equity share options prior to adoption of SFAS 123R are to apply SFAS 123R prospectively to awards issued, modified, repurchased, or canceled after adoption and continue to account for any portion of awards outstanding at the date of the initial application using the accounting principles originally applied to those awards.  Accordingly, periods prior to the adoption of SFAS 123R will not be restated.  Options accounted for under the intrinsic value method will continue to be expensed over the vesting period.

The pro-forma compensation costs for outstanding awards granted prior to adoption of SFAS 123R are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net (loss) income, as reported	$(488)	$(403)	$(275)	$212

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	4	4	12	12
Deduct: Total stock-based employee compensation expense determined under minimum value based method for all awards, net of related tax effect	(15)	(31)	(52)	(72)

Net (loss) income, pro forma	$(499)	$(430)	$(315)	$152

See note 5 for further discussion on stock-based compensation.

Marketable securities

The Company considers its marketable securities as available-for-sale as defined in the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of September 30, 2006. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in shareholders’ equity. Increases in the fair values for the nine months ended September 30, 2006 were $26,000.

Goodwill

The change in goodwill in the nine months ended September 30, 2006 is related to the utilization of pre-emergence deferred tax assets.

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

A rabbi trust is the funding vehicle that is used to hold the deferred compensation amounts that are invested in mutual funds within the trust. Accounting for the 2006 Plan is in accordance with Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.  The rabbi trust assets held in mutual fund securities are deemed to be “available for sale” with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity according to SFAS 115 and SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106 and 132R”.

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

The Company records an estimated liability for self-insured deductibles and claims incurred but not paid based on management’s estimates of the aggregate liability for uninsured claims using actuarial assumptions and historical loss patterns.  The reserve for the workers’ compensation and professional liability is recorded in other current liabilities on the balance sheet. The reserve for the employee medical plans is recorded in accrued payroll and related costs.  The amounts reserved for claims incurred but not paid are as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Workers’ compensation	$785	$441
Professional liability	185	—
Employee medical	675	575
Total self-insurance reserve	$1,645	$1,016

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

Accounting pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” or SFAS 154. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154, effective January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

On November 10, 2005, FASB issued FASB Staff Position (FSP) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.  This FSP allows companies using either the modified retrospective or modified prospective application to make a one-time election to adopt the transition method described in the FSP and also allowed companies to take up to one year from the later of its initial adoption of Statement 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.  We are currently evaluating the available transition alternatives and have not yet made a determination of which method we will be using.

In March 2006, the FASB issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” which requires a reevaluation of existing policies as to gross versus net reporting of taxes and the subsequent disclosure of taxes reported on a gross basis, of significant taxes. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2006. We are in the process of reevaluating existing policies and have not made a decision regarding presentation and disclosure of these taxes in the financial statements in accordance with SFAS 154.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition but do not expect this Interpretation to have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarified the definition of fair value and the methods used to measure fair value, and expanded disclosures about fair value measurements.   SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not anticipate any adjustments to the fair value recorded in the financial statements; we forsee that implementation of this SFAS will only expand the existing disclosure of fair value measurements.

In September 2006, the FASB issued SFAS No. 158 requiring employers without publicly traded equity securities to initially apply the requirement to recognize the funded status of the benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007.  We have elected to early adopt this Statement and the financial statements and disclosures currently reflect the requirements of this statement.

On September 13, 2006, the SEC issued Staff Accounting Bulletin “SAB” No. 108 on “Consideration of the Effects of Prior Year Misstatements in Quantifying Current Year Misstatements for the Purpose of a Materiality Assessment”.  This SAB requires registrants to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements using both the rollover and the iron curtain approach.  This SAB is effective for financial statements for fiscal years ending on or after November 15, 2006. We have elected to early adopt this SAB.  We have evaluated the impact of the prior year errors under both approaches and no adjustment to the prior year financial statements was deemed necessary as the adjustments under both approaches were considered to be immaterial.  Accordingly, this 10-Q does not reflect any amendment of the prior year financial statements and no one-time transitional cumulative effect adjustment has been made to the financial statements.

In October 2006, the SEC issued its final rule on “Executive Compensation and Related Person Disclosure”, requiring disclosure of compensation earned by a company’s principal executive officer, principal financial officer and highest paid executive officers and members of its board of directors.  This ruling is effective for triggering events that occur on or after November 7, 2006 for Forms 8-K and for fiscal years ending on or after December 15, 2006 for Forms 10-K. We are currently evaluating the disclosure requirements of this ruling.

4.             Related Party Transactions

In April 2005, our board of directors authorized the payment of an annual management fee in the amount of $0.25 million to our majority shareholder for certain services to be provided to us for the year and $0.25 million in annual director fees.  This agreement is in effect until either party terminates the agreement.

5.             Stock-Based Compensation

On April 28, 2005, the Company adopted the InterDent, Inc. Amended and Restated 2003 Stock Option Plan (2003 Stock Option Plan) under which the Company’s Board of Directors (Board) may issue incentive and non-qualified stock options to purchase up to 33,726 shares of the Company’s Class C Common Stock. Stock options issued under the 2003 Stock Option Plan are generally granted with an exercise price equal to the market price of our stock at the date of grant and shall be exercisable up to ten years from the grant date as determined by the Board. Options granted under the 2003 Stock Option Plan typically vest over a 4 year period. The following table summarizes stock option activity as of December 31, 2005 and changes during the nine months ended September 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	33,387	$157.76	—	—
Granted	811	175.52	—	—
Exercised	—	—	—	—
Forfeited	(472)	153.69	—	—
Cancelled	—	—	—	—
Outstanding at September 30, 2006	33,726	$157.63	3.4	$589
Exercisable at September 30, 2006	22,952	$155.56	2.9	$458

Under the modified prospective transition method prescribed by SFAS 123R, the Company is required to record compensation expense for all awards granted after the date of adoption. The Company measured stock based compensation using the Black-Scholes option pricing model. The following ranges of assumptions were used to compute employee stock based compensation under SFAS 123R:

Risk free interest rate	4.9%
Expected volatility	49.0%
Expected dividend yield	0%
Expected life (in years)	3
Forfeiture rate	10%
Weighted average fair value at date of grant	$66.39

Expected volatility is based upon an appropriate peer group within the Company’s industry sector. The expected life of the awards represents the period of time that management estimates that options granted will be outstanding.

The Company used historical information to estimate forfeitures within the valuation model. The risk-free interest rate for periods within the expected life of the option is based on implied yields on U.S. Government Issues in effect at the time of grant. Compensation cost is recognized over the vesting period using a graded vesting schedule and net of estimated forfeitures.

The Company recognized in the statement of operations $6,000 of stock based compensation under the fair value method in the three and nine months ended September 30, 2006.  Stock based compensation under the intrinsic method was $7,000 for the three months ended September 30, 2005 and 2006, and $21,000 for the nine months ended September 30, 2005 and 2006. As of September 30, 2006, there was approximately $36,000 of total employee unrecognized compensation costs related to non-vested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 4 years.

6.             Contingencies

Senior secured revolving credit facility

As of September 30, 2006, our borrowing base was $10.0 million; the amount available has been reduced by $1.6 million for a letter of credit issued to satisfy the requirements of our workers compensation policy. At September 30, 2006, there were no borrowings outstanding and $8.4 million remained available under the Senior Secured Revolving Credit Facility.  This facility expires December 2009 and is secured by substantially all of our assets.  The negative covenants include, among other items, limits on additional indebtedness, liens, distributions, certain investments and transactions and certain financial covenants to limit capital expenditures and require minimum earnings before interest, taxes, depreciation, and amortization (EBITDA).  We were in compliance with these covenants as of September 30, 2006.

Legal

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

In March 2006 the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated an investigation following our self reporting to Denti-Cal of billing errors we had discovered at one of our affiliated dental practices.  We continue to cooperate in the investigation; no material developments occurred during the past quarter.

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

Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements.  Certain factors that might cause such a difference include, among other things, dependence upon our affiliated dental practices and the dental professionals who generate our revenue; access to and cost of capital due to our high leverage ratio; cost containment efforts by third party payors and capitation arrangements; our growth strategy and the terms of our service agreements with affiliated dental practices may reduce the cash we have available for operations and funds available to meet our obligations; the geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets; government regulation of the dental industry and regulatory challenges to our business model; professional liability and other claims that may be made against our affiliated dental practices; our operations and growth plans may be adversely affected by a highly competitive environment; and the interest of the entities affiliated with our majority shareholder may conflict or differ from your interests. For further information about risks which may effect our future operating results, please see the Risk Factors set forth in Item 1A of Part II below.  New risks and uncertainties may emerge in the future. It is not possible for us to predict all of these risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward looking statements. Given these risks and uncertainties, we urge you to read this document completely with the understanding that actual future results may be materially different from what is expressly stated or implicit in any forward looking statement.

OVERVIEW

We provide practice management services to 128 affiliated multi-specialty group dental practices in the United States. Our network of affiliated dental practices is comprised of approximately 1,250 operatories throughout eight states.

We believe long term growth of the dental care industry in the United States is fueled by, among other things, increased availability of dental insurance, a growing population of older patients who have retained their teeth, and increased interest in cosmetic dentistry. However, certain dental procedures are considered elective or can be deferred and our revenue growth in the short term is subject to fluctuation based on trends in consumer confidence and the effects that will have on patients’ disposable income.

Our strategy to grow our business consists of two initiatives. We seek to drive revenue in our existing affiliated offices through the delivery of consistently good patient service, marketing to attract new patients, improving the physical appearance and infrastructure of offices, and moving our affiliated practices to higher reimbursement plans where appropriate. Additionally, our new office growth strategy seeks to enhance market penetration in existing markets as a primary driver of overall revenue growth.

Our results from 2006 reflect improvement in our revenue and cost of revenue attributed to the stability and productivity of our affiliated dentists, the impact of our growth initiatives and significant efforts to reduce the costs of operations.  This improvement is offset by increases in corporate selling, general and administrative expenses related to initiatives in information technology and depreciation expense generated from our increase in capital expenditures in recent years.

RESULTS OF OPERATIONS FOR THE QUARTERS
ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth the consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2005 and should be used in connection with the narrative of our operations that follows the tables (in thousands):

	Three Months ended September 30, 2006		Three Months ended September 30, 2005		Favorable (Unfavorable)
	Amount	% of Total Revenue	Amount	% of Total Revenue	% Change
Total revenues	$52,594	100.0%	$52,169	100.0%	0.8%

Cost of revenues	46,752	88.9	46,785	89.7	0.1
Corporate selling, general and administrative expenses	2,503	4.8	2,192	4.2	(14.2)
Depreciation and amortization	1,414	2.7	1,346	2.6	(5.1)
Total operating expenses	50,669	96.3	50,323	96.5	(0.7)
Operating income	1,925	3.7	1,846	3.5	4.3
Other non-operating expense, net	42	0.1	30	0.1	(40.0)
Interest expense, net	2,575	4.9	2,586	5.0	0.4
Net loss before income tax benefit	(692)	(1.3)	(770)	(1.5)	10.1
Income tax benefit	(204)	(0.4)	(367)	(0.7)	(44.4)
Net loss	$(488)	(0.9)%	$(403)	(0.8)%	(21.1)%

	Nine Months ended September 30, 2006		Nine Months ended September 30, 2005		Favorable
	Amount	% of Total Revenue	Amount	% of Total Revenue	(Unfavorable) % Change
Total revenues	$163,151	100.0%	$160,141	100.0%	1.9%

Cost of revenues	142,420	87.3	140,951	88.0	(1.0)
Corporate selling, general and administrative expenses	8,565	5.3	7,333	4.6	(16.8)
Depreciation and amortization	4,239	2.6	3,925	2.5	(8.0)
Total operating expenses	155,224	95.1	152,209	95.0	(2.0)
Operating income	7,927	4.9	7,932	5.0	(0.1)
Other non-operating expense (income), net	363	0.2	(103)	(0.1)	(452.4)
Interest expense, net	7,686	4.7	7,630	4.8	(0.7)
Net (loss) income before provision for income taxes	(122)	(0.1)	405	0.3	(130.1)
Provision for income taxes	153	0.1	193	0.1	20.7
Net (loss) income	$(275)	(0.2)%	$212	0.1%	(229.7)%

Revenues

For the three and nine month periods ended September 30, 2006, we posted net revenue gains of $0.4 million and $3.0 million, respectively from the same periods last year.  The increase in our overall revenue is driven primarily by improved productivity and stability of our affiliated providers and new office growth. We opened 4 new offices, closed 2 existing offices, and relocated two offices in the twelve months ending September 30, 2006.

Our net revenue from offices open for at least one year, or same-office revenue, increased by 1.5% to $155.3 million over the same year to date period last year.  The increase in same office revenue is the result of improved productivity and stability of our affiliated providers.

Costs and expenses

Cost of revenues.  Cost of revenues consists of costs directly associated with activities of operating and managing the practice facility locations, including regional support departments. The components of cost of revenues are largely variable or semi-variable costs and include clinical and non-clinical salaries and benefits, dental supplies and lab expenses, occupancy, practice selling, general and administrative expenses, and provision for doubtful accounts.

Although our overall cost of revenues increased on a year to date basis, cost of revenues decreased as a percentage of net revenues for the same three and nine month periods last year. The overall cost increases are attributed to net gains in offices open for the same period last year while the primary drivers of the percentage decreases for the three and nine months are as follows:

•                  Decrease as a percentage of revenue in non clinical salaries and related benefits of 1.0% and 0.7% for the three and nine months, respectively, as we focused on properly staffing offices for the level of business.  This decrease was primarily due to a reduction in back office head count.  Additional gains were noted through the process of rotating office managers and front office staff between offices to ensure optimum effectiveness of existing personnel.

•                  Practice selling, general and administrative expenses as a percentage of revenue decreased 0.6% and 0.8% for the three and nine months, respectively resulting from lower marketing expenditures in 2006 as compared to a planned incremental increase in 2005 designed to build brand equity in our newly rebranded practices and to generate new patient growth.  We expect to continue this incrementally lower expenditure for marketing for the remainder of 2006.

•                  The decreases are offset by a 0.3% and 0.4% increase as a percentage of revenue in clinical salaries and benefits and an increase of 0.4% and 0.4% as a percentage of revenue in occupancy costs for the three and nine months, respectively.  The increase in clinical salaries and benefits as a percentage of revenue is due to the guaranteed minimum compensation to new affiliated doctors during their initial ramp up period, combined with the typically lower productivity of these new doctors. The PCs customarily provide new dentists with guaranteed minimum compensation for a period of three to six months while they establish their practice. At the end of this period, the affiliated dentists shift to a variable commission model. The guarantees are a residual effect of the increase in doctor turnover that we experienced in late 2005.  Our affiliated PCs are also incurring additional clinical costs when they use contract doctors in areas where they are encountering difficulty in recruiting permanent doctors.

The increases in occupancy costs are related to opening new offices and the overall increases in rent, common area maintenance costs, and utilities for existing offices.

Corporate selling, general and administrative expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance and other miscellaneous costs at our corporate facilities.

For the three and nine months ended September 30, 2006 our corporate selling, general and administrative costs increased $0.3 million and $1.2 million, respectively from the same periods last year. This increase is attributed to:

•                  Additional compensation costs related to an increase in our bonus liability.  We also shifted certain support related activities and related headcount from operations to corporate.  Such responsibilities primarily include information technology (IT) and chief clinical roles.

•                  Higher professional services related to continuing IT initiatives and audit costs resulting from a stub period audit in the prior year and a full year audit incurred in 2006.

Depreciation and amortization. Depreciation expense is attributed to depreciation of dental equipment, furniture, fixtures and computer equipment and amortization of leasehold improvements and identifiable intangibles. Depreciation and amortization expense was slightly up for the three and nine months ended September 30, 2006 compared to the same periods last year due to the incremental depreciation and amortization for new equipment and new office expansion.

We expect to continue to incur capital expenditures, primarily as part of our new office expansion program and the on-going remodel or relocation of offices. Because of this, depreciation and amortization expense may increase as a percentage of revenue in future periods depending on the timing and amount of the capital expenditure.

Non-operating expenses

Interest expense. Net interest expense in both periods is a result of $80.0 million in principal of our Senior Secured Notes due 2011, or the Notes, and amortization of deferred financing costs associated with the Notes.  Our obligations under the Notes will result in substantial interest expense in future periods.  The Notes bear interest at 10 ¾% per year, payable semiannually on June 15 and December 15 of each year.  Interest expense also consists of interest on our revolving credit facility, the letter of credit and unused credit line facility.

Other non-operating (income) expense.  The increase in other non-operating (income) expense is due to the following transactions:  In 2006, we incurred charges for disposal of certain assets relating to prior year office relocation and in 2005 we recovered monies from our insurance carrier relating to a prior year loss.

Income taxes

Provision for income taxes. Our effective tax rate was approximately (29.5%) and 47.7% for the three months ended September 30, 2006 and 2005, respectively and (125.4%) and 47.7% for the nine months ended September 30, 2006 and 2005, respectively. The 2006 income tax provision consists of state minimum taxes and benefits realized from utilizing pre-reorganization deferred taxes.  The change in the effective tax rate is due to the payment of certain non-deductible expenses and accrued interest on the mandatorily redeemable preferred stock, which result in permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operating and capital needs through cash generated by operations and borrowings. Our primary sources of liquidity for the near future will be cash flow from our operations and availability under our $10 million senior secured revolving credit facility. Advances under this facility are limited to the lesser of (i) $10 million or (ii) a borrowing base formula calculated at 0.75 times our trailing 12 month earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the agreement. In addition, we are required to maintain a monthly minimum EBITDA, as measured on a trailing 12 month basis, of at least $12 million. We had trailing 12 month EBITDA of $15.0 million as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, our borrowing base was $10.0 million and the amount available under our revolving credit facility was $8.4 million. The $1.6 million reduction on the amount available under our revolving credit facility resulted from the issuance on our behalf of a letter of credit in conjunction with our self insured workers’ compensation programs.

Our primary cash requirements include general operating expenses, debt service requirements and capital expenditures. Our Senior Secured Notes are interest only, payable semi-annually in the amount of approximately $4.3 million, or approximately $8.6 million over a 12 month period. We currently anticipate funding interest payments from cash generated by our operations, supplemented as necessary with borrowings under our revolving credit facility.  Dividends on the mandatorily redeemable preferred stock accrue annually, and are payable monthly. We are permitted to pay required dividends either in cash (if permitted by other applicable debt covenants) or “in kind” through the issuance of additional shares of the preferred stock. We currently intend to settle the dividends on the preferred stock through additional shares of Class C Preferred Stock.

Under our new office growth strategy we currently plan to open approximately 10 - 15 new dental offices in leased facilities each year, depending upon our liquidity and our ability to identify opportunities that meet our expectations. We expect to fund most of these offices using our cash flow from operations. We may also from time to time consider acquisitions of dental practices, although we have no current plans for any acquisitions.

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

Our cash flow sources and uses by operating, investing and financing activities are shown below (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operations	$6,862	$7,743
Net cash used in investing activities	$(4,896)	$(6,897)
Net cash (used in) provided by financing activities	$(1,445)	$721

Cash flow from operations.  The decrease in cash flow from operations from the same period last year is due to a decrease in net income coupled with a decrease in accounts payable.

Cash flow used in investing activities.  Our spending on property and equipment during the first nine months of 2006 decreased $3.0 million from the same period in the prior year. We opened one new office in the nine months ended September 30, 2006 versus opening 4 new offices in the same period prior year. We expect to continue to incur significant capital expenditures, primarily as part of our new office growth strategy and the on-going remodel or relocation of offices.  We also invested $0.9 million in marketable securities in conjunction with our deferred compensation program which began in January 2006.

Cash flow from financing activities.  The significant decrease in financing activities is due to paying down the outstanding balance on our revolving line of credit and capital leases.  Our subordinated seller debt was paid off in 2005.  We will pay the remaining balance on the capital lease obligation of $0.3 million as scheduled through March 2009.

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

Recently Adopted Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158 requiring employers without publicly traded equity securities to initially apply the requirement to recognize the funded status of the benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007.  We have elected to early adopt this Statement and the financial statements and disclosures currently reflect the requirements of this statement.

On September 13, 2006, the SEC issued Staff Accounting Bulletin “SAB” No. 108 on “Consideration of the Effects of Prior Year Misstatements in Quantifying Current Year Misstatements for the Purpose of a Materiality Assessment”.  This SAB requires registrants to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements using both the rollover and the iron curtain approach.  This SAB is effective for financial statements for fiscal years ending on or after November 15, 2006. We have elected to early adopt this SAB.  We have evaluated the impact of the prior year errors under both approaches and no adjustment to the prior year financial statements was deemed necessary ad he adjustments under both approaches were considered to be immaterial.  Accordingly this 10-Q does not reflect any amendment of the prior year financial statements and no one-time transitional cumulative effect adjustment has been made to the financial statements.

Accounting Standards Not Yet Adopted by the Company

On November 10, 2005, FASB issued FASB Staff Position (FSP) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.  This FSP allows companies using either the modified retrospective or modified prospective application to make a one-time election to adopt the transition method described in the FSP and also allowed companies to take up to one year from the later of its initial adoption of Statement 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.  We are currently evaluating the available transition alternatives and have not yet made a determination of which method we will be using.

In March 2006, the FASB issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” which requires a reevaluation of existing policies as to gross versus net reporting of taxes and the subsequent disclosure of taxes reported on a gross basis, of significant taxes.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2006. We are in the process of reevaluating existing policies and have not made a decision regarding presentation and disclosure of these taxes in the financial statements in accordance with SFAS 154.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition but do not expect this Interpretation to have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarified the definition of fair value and the methods used to measure fair value, and expanded disclosures about fair value measurements.  SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not anticipate any adjustments to the fair value recorded in the financial statements; we forsee that implementation of this SFAS will only expand the existing disclosure of fair value measurements.

In October 2006, the SEC issued its final rule on “Executive Compensation and Related Person Disclosure”, requiring disclosure of compensation earned by a company’s principal executive officer, principal financial officer and highest paid executive officers and members of its board of directors.  This ruling is effective for triggering events that occur on or after November 7, 2006 for Forms 8-K and for fiscal years ending on or after December 15, 2006 for Forms 10-K. We are currently evaluating the disclosure requirements of this ruling.

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

Our interest expense is sensitive to changes in the general level of interest rates as our senior secured revolving credit facility has interest rates based upon LIBOR or the prime rate plus the banks’ applicable margins of 1.0% to 3.25%, respectively.  At September 30, 2006, there were no outstanding borrowings under this facility. The annual pre-tax earnings and cash flow impact for a one percentage point change in interest rates would not be significant to our operations.  The hypothetical change used in this analysis may be different from what actually occurs in the future.  We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first nine months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. However, we believe that the accompanying consolidated financial statements fairly present in all material respects our financial position and results of operations presented in this Form 10-Q.

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

As previously reported, the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated an investigation following our self reporting to Denti-Cal of billing errors we had discovered at one of our affiliated dental practices.  We continue to cooperate in the investigation; no material developments occurred during the past quarter.

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

A portion of the payments for dental care that is received by our affiliated dental practices is paid or reimbursed under insurance programs, or by third party payors. We are responsible for negotiating the terms of these third party payor arrangements. Third party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. In recent years, we have been able to increase some reimbursement rates. However, we believe that pressure by third party payors to reduce fees and reimbursement rates will continue and will increasingly affect the provision of dental services. This may result in a reduction in per-patient and per-procedure revenue from current levels. Loss of revenue by our affiliated dental practices caused by third party payor cost containment efforts could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some third-party payor contracts are capitated arrangements. Approximately 23% of our revenue was derived from capitated arrangements for the nine months ended September 30, 2006. Under those contracts, the affiliated dental practice receives a capitated payment, calculated on a monthly per-member basis, to provide care to the covered enrollees and generally receives a co-payment from the patient at the time care is provided. These payment methods shift a portion of the risk of providing care from the third party payors to the affiliated dental practices. To the extent that patients covered by these contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated dental practices and the costs to provide the contracted services. These shortfalls may result in our affiliated dental practices being unable to reimburse us for expenses and contribute to our service fees.

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

We are highly leveraged which may constrain our ability to obtain additional financing to pursue growth opportunities. Prospective lenders and other providers of capital will consider the extent of our leverage in determining whether to make any funds available to us. Our current leverage ratios effectively limit our ability to obtain additional funding from third parties. We are therefore unlikely to be able to pursue in the near future business opportunities that we cannot finance out of our cash flow. Our current financial leverage effectively precludes us from pursuing significant acquisition opportunities or other opportunities that require a substantial cash payment. Our near term growth may suffer as a result, particularly in comparison with certain competitors who may be better positioned to obtain additional financing.

The geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets.

We provide management services to 128 affiliated dental practices, and own and operate one dental laboratory. The following table illustrates the number of these dental offices we serve in each state on September 30, 2006.

Dental
State	Offices
California	56
Oregon	27
Washington	13
Nevada	10
Arizona	10
Hawaii	6
Oklahoma	5
Kansas	1
128

The current geographic concentration of our operations in the western United States, and especially in California and Oregon, increases the risk to us of adverse economic or regulatory developments within these markets.

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

The laws of each state in which we operate contain restrictions on the practice of dentistry and control over the provision of dental services. In the states in which we operate, the statutes regarding the practice of dentistry include broad and vaguely stated restrictions on owning, managing, maintaining and/or operating an office where dental services are performed.

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

Our dental practice affiliates are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA regulations include various requirements on privacy and security of patient records. Federal and state regulations, such as Medicare and Medicaid, also contain anti-kickback provisions and restrictions on referrals. Our dental practice affiliates also must comply with federal Occupation Safety and Health Administration Bloodborne Pathogens Standard, which requires them to institute training programs and procedures designed to eliminate or minimize occupational exposure to Hepatitis B Virus (HBV), Human Immunodeficiency Virus (HIV) and other bloodborne pathogens. Our subsidiary, Dedicated Dental, is also subject to the Knox-Keene Healthcare Service Plan Act of the State of California in connection with its managed dental care plan, which requires our subsidiary, among other things, to file periodic financial data and other information with the California Department of Managed Health Care, maintain substantial net equity on its balance sheet and maintain adequate medical, financial and operating personnel. These regulations require consistent monitoring to maintain compliance. Failure to comply with these regulations could result in penalties and fines being imposed.

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

10.16	Management Services Agreement, dated as of April 1, 2005, by and between InterDent Service Corporation and Levine Leichtman Capital Partners Inc.†††

10.17	InterDent Deferred Incentive Compensation Retirement Plan. ††††

16	Letter, dated June 13, 2005, from Ernst & Young LLP to the SEC††

21.1	List of subsidiaries†

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed on April 14, 2005 with the SEC on the Registration Statement on Form S-4

††	Previously filed on June 13, 2005 with the SEC on Amendment No. 1 to the Registration Statement on Form S-4

†††	Previously filed on August 19, 2005 with the SEC on Amendment No. 2 to the Registration Statement on Form S-4.

††††	Previously filed on May 12, 2006 with the SEC on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT SERVICE CORPORATION
(Registrant)

Date:	November 9, 2006	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.
(Registrant)

Date:	November 9, 2006	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary